Form 10-Q
period 1996-03-31
JPM CO
filed 1996-06-04
CIK 1007581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                               -----------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ----------------------------------------------

Commission file number   0-27738
                       -------------------------------------------------------

                                THE JPM COMPANY
_______________________________________________________________________________

            (Exact name of registrant as specified in its charter)

               Pennsylvania                            23-1702908
               ------------                            ----------

     (State or other jurisdiction of              (I. R. S. Employer

     incorporation or organization)               Identification No.)


       Route 15 North, Lewisburg, PA                      17837
- -------------------------------------------------------------------------------

     (Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code     717-524-8200
                                                   ---------------------------

       Not applicable
- -------------------------------------------------------------------------------

             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1996, 3,489,000 shares of common stock, $.000067 par value, are issued and outstanding.

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited-In Thousands)

                                              Three Months Ended               Six Months Ended
                                         March 31,1996   March 31,1995   March 31,1996    March 31,1995
                                         -------------   -------------   ---------------  -------------

Net sales                                      $14,470         $ 8,557         $26,855          $16,644

Cost of sales                                   12,330           7,149          22,685           13,847
                                         -------------   -------------   ---------------  -------------

   Gross profit                                  2,140           1,408           4,170            2,797

Selling, general and administrative              1,068             657           2,035            1,363
Amortization of excess cost                         49              13              98               25
                                         -------------   -------------   ---------------  -------------

   Operating profit                              1,023             738           2,037            1,409

Other income (expense)
  Interest expense                                (282)           (162)           (536)            (289)
  Other (net)                                       34              (6)            (33)             (38)
                                         -------------   -------------   ---------------  -------------
                                                  (248)           (168)           (569)            (327)
                                         -------------   -------------   ---------------  -------------

Income before taxes,minority interest              775             570           1,468            1,082

Provision for income taxes                         310             260             587              494
                                         -------------   -------------   ---------------  -------------

Income before minority interest                    465             310             881              588

Minority interest                                  166               -             371                -
                                         -------------   -------------   ---------------  -------------

Net income                                         299             310             510              588

Cumulative dividend on Preferred
  Stock                                             60              60             120              120
Net income applicable to Common          -------------   -------------   ---------------  -------------
  Stock                                     $      239      $      250      $      390       $      468
                                         =============   =============   ===============  =============
Earnings per share                               $0.05           $0.07           $0.09            $0.14
                                         =============   =============   ===============  =============

Weighted average number of shares            3,845,627       3,489,138       3,885,429        3,489,138

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                              March 31,      September 30,
                                                1996             1995
                                            -----------      -----------
                                            (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                            $   659          $ 1,280
Accounts receivable, net                          7,365            4,509
Inventories, net                                  6,875            5,541
Other current assets                                138              152
                                            -----------      -----------
    Total current assets                         15,037           11,482

PROPERTY, PLANT AND EQUIPMENT,NET                 6,871            6,408
NOTES RECEIVABLE  RELATED PARTIES                   603              584
EXCESS OF COST OVER FAIR VALUE OF ASSETS          2,659            2,757
  ACQUIRED
OTHER ASSETS                                        768              354
                                            -----------      -----------

                                                $25,938          $21,585
                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                           $ 6,358          $ 5,257
Current maturities of long-term debt                631              631
Accounts payable                                  4,949            2,918
Accrued expenses                                  2,054            2,086
Income tax payable                                  693              505
Deferred income taxes                               284              284
                                            -----------      -----------
   Total current liabilities                     14,969           11,681

LONG-TERM DEBT, less due currently                4,083            3,885
SUBORDINATED DEBENTURES                             365              390
OTHER LONG-TERM LIABILITIES                         814              724
MINORITY INTEREST                                 1,269              898
                                            -----------      -----------
                                                 21,500           17,578

STOCKHOLDERS' EQUITY
Preferred Stock, no par value ,
 10,000,000 shares authorized,
  Class A, $31.43 stated value, 111,840           3,515            3,515
   shares issued and outstanding
Common Stock, $.000067 par value,
 50,000,000 shares
  authorized, issued 7,389,000 in 1995,               0                0
   3,489,000 at March 31, 1996
Additional paid-in-capital                          260              585
Retained earnings                                   663              232
Less: Treasury Stock                                  0             (325)
                                            -----------      -----------
    Total shareholders' equity                    4,438            4,007
                                            -----------      -----------
                                                $25,938          $21,585
                                            ===========      ===========

       The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
(Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                  ------------------------------
(In Thousands)                                                                    March 31,1996   March 31, 1995
                                                                                  -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                            $   510          $   588
  Adjustments to reconcile net income to net cash:
    Depreciation & amortization                                                             437              320
    Foreign currency translation (gain)                                                      (5)               0
    Provision for doubtful accounts                                                          24               12
    Loss (gain) on sale of property,  plant & equipment                                      (5)              (4)
    (Gain) on sale of non-operating                                                           0              (48)
     property-related parties
    Minority interest                                                                       371                0
    Deferred compensation expense                                                            90               61
    Change in assets and liabilities, net of effects from business acquired:
       (Increase) decrease in accounts receivable                                        (2,898)            (174)
       (Increase) decrease in inventories                                                (1,334)             116
       (Increase) decrease in other assets                                                 (314)             192
       Increase (decrease) in accounts payable                                            2,031             (386)
       Increase (decrease) in accrued expenses                                              (32)              98
       Increase (decrease) in income taxes payable                                          188              142
                                                                                  -------------   --------------
          Net cash provided by (used in) operating activities                              (937)             917

Cash flows from investing activities:
  Capital expenditures                                                                     (803)            (547)
  Proceeds from the sales of property, plant & equipment                                     12                6
  Proceeds from sale of non-operating property-related parties                                0               50
  Deferred compensation plan contributions                                                  (68)             (69)
  Loans to related parties                                                                  (19)            (219)
                                                                                  -------------   --------------
          Net cash used in investing activities                                            (878)            (779)

Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities                                     1,101              304
  Proceeds from issuance of long-term debt                                                  525               16
  Principal payments on long term debt                                                     (353)            (276)
  Preferred stock dividends paid                                                            (79)            (206)
                                                                                  -------------   --------------
          Net cash provided by (used in) financing activities                             1,194             (162)
                                                                                  -------------   --------------

Increase (decrease) in cash                                                                (621)             (24)
Cash at beginning of the period                                                           1,280               32
                                                                                  -------------   --------------
Cash at end of the period                                                               $   659          $     8
                                                                                  =============   ==============

       The accompanying notes are an integral part of these statements.

Accounting Policies
- -------------------

The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three month and six month periods ended March 31, 1996 and March 31, 1995, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1995, included in the Company's Form S-1 dated April 30, 1996.

Inventories
- -----------

Inventories are valued at the lower of cost or market as determined on the first-in, first out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 36 months of future demand.


                              March 31,    March 31,
                                1996         1995

Finished goods               $  625,226   $  568,318
Work-in-process                 848,299      550,853
Raw material and supplies     5,989,606    4,760,116
Valuation reserve              (588,121)    (337,800)
                             ----------   ----------

                             $6,875,010   $5,541,487
                             ==========   ==========

Public Offering
- ---------------

The Company completed an initial public offering of its common stock on April 30, 1996. The offering consisted of a total of 2,100,000 shares. Of those shares 1,876,800 were sold by the Company. Net proceeds to the Company from the offering were approximately $12,100,000 after deducting the associated underwriting discount and expenses of the offering. The net proceeds were used to acquire the remaining 40% of the Company's Mexican subsidiary Electronica Pantera, S. A. de C. V. ("Pantera") for $3,400,000, to reduce the Company's debt in an amount of approximately $6,200,000 and to pay dividends on and redeem the Company's preferred stock in an amount of approximately $2,500,000.

Also in connection with the closing of the offering, 104,244 shares of common stock were issued upon conversion of the Company's Series B Debentures, and 232,635 common shares were issued in exchange for the Class A preferred shares not redeemed at the time of the offering.

The Underwriters exercised their option to purchase the additional 315,000 over allotment shares of common stock on Thursday May 30, 1996. The additional net proceeds from this exercise was approximately $2,192,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net sales for the three and six months ended March 31, 1996 increased $5,913,000, or 69.1%, and $10,211,000, or 61.3%, respectively, compared to the same periods one year earlier. Pantera accounted for $4,636,000 and $8,510,000, respectively, of the increases. Additional sales increases of $1,277,000 and $1,701,000, respectively, were primarily the result of internal sales growth through increased volumes with new and existing customers.

Gross profit increased $732,000, or 52.0%, for the three months and $1,373,000, or 49.1% for the six months when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales decreased to 14.8% from 16.5% for the three month period and to 15.5% from 16.8% for the six month period compared to the same periods one year earlier. The decrease in gross profit as a percentage of net sales was primarily caused by additional costs related to nine new customer start-ups during the three and the six month periods in 1996. The Company also experienced reduced capacity at its Pennsylvania facility during the winter storms in January. The Company believes that gross margins should return to a more normal level with the completion of the new customer start-ups.

Selling, general and administrative ("SG & A") expenses increased $411,000, or 62.6%, for the three month period and $672,000, or 49.3%, for the six month period compared to the same periods one year earlier. As a percentage of net sales, SG & A declined to 7.4% from 7.7% for the three month period and to 7.6% from 8.2% for the six month period compared to the same period one year earlier. The increase in SG & A expenses was primarily due to compensation expenses necessary to support the Company's growth and, to a lesser extent, SG & A personnel and expenses added through the May 1995 acquisition of Pantera.

Other expense increased $80,000, or 47.6%, for the three months when compared to the same period one year earlier. Other expense increased $242,000, or 74.0%, for the six month period when compared to the same period one year earlier. The increases were primarily related to interest expense resulting from financing the Company's Pantera acquisition and working capital needs relating to the growth in accounts receivable and inventory.

The Company's effective tax rate for the three and six months decreased to 40% from 45.6% . The higher effective tax rate incurred in fiscal 1995 was primarily the result of the Company's recognition of a non-recurring, non-cash expense of $165,000 associated with the conversion of the Company's Series A Debentures.

Net earnings decreased $11,000, or 3.5%, and $78,000, or 13.3%, when compared to the three and six month periods one year earlier. The net earnings decrease is mainly related to the Company's decision to place business in its 60% owned Mexican subsidiary, new customer start-ups and the January 1996 weather conditions mentioned above.

Liquidity and Capital Resources
- -------------------------------

Operating activities during the first six months of fiscal 1996 utilized cash in the amount of $937,000 mainly to finance increased accounts receivable and inventory needed to support sales growth and new customer start-ups as compared to cash generated in the amount of $917,000 during the same period one year earlier. Working capital at March 31, 1996 was $68,000, an increase of $267,000 from September 30, 1995. The increase was primarily the result of new financing acquired in February, 1996. During the six months the Company had capital expenditures of $803,000, comprised mainly of production equipment related to the start-up of the nine new customers mentioned above.

After the end of the quarter, on April 19,1996 the Company amended its bank revolving credit line to permit the Company to draw up to $6,500,000 collateralized by the Company's inventories and accounts receivable. Pursuant to this amendment, the interest rate is the bank's prime lending rate plus 0.325%.

The line requires the Company to maintain a debt service coverage ratio of no less than 1.4 to 1.0; limits advances to a percentage of: (i) eligible accounts receivable starting at 90% and reducing to 80% by January 1998, plus (ii) raw materials and finished goods inventory of 35%; provides for certain restrictions with regard to acquisitions, mergers, dissolution, capital expenditures and the incurrence of additional indebtedness; prohibits loans to or investments in other entities or persons; and limits payments of dividends by the Company to a maximum of 25% of the Company's pretax profits. The Company was in compliance with all loan covenants at March 31 and April 19, 1996. The bank line of credit expires April 30, 1997. Previously, the Company maintained a $5,000,000 line of credit bearing interest at the same rate. Borrowings under the line of credit at March 31, 1996 amounted to $4,458,000 against an availability of $5,000,000 (based on the collateral base and the then $5,000,000 limit).

On February 16, 1996, the Company obtained a $525,000 term loan, which bears interest at the bank's prime rate plus 0.325%, provides for monthly payments of $8,750 plus interest and matures on March 20, 2001.

In addition, Pantera maintains U. S. dollar bank credit facilities aggregating $3,000,000 to finance working capital needs. Loans are extended for a period of time, ranging from 60 to 90 days and are then renewed upon the presentation of documentation of customer billings and invoices for material purchases. Loan advances are currently subject to the availability of United States dollars held by the Mexican banks. The three separate credit facilities bear interest rates of 11.71%, 11.89% and 12.50% as of March 31, 1996. Borrowings under these credit facilities amounted to $1,900,000 as of March 31, 1996.

Initial Public Offering
- -----------------------

Subsequent to March 31, 1996, the Company completed an initial public offering of its Common Stock on April 30, 1996. Net proceeds of approximately $12,100,000 was utilized to acquire the remaining 40% of Pantera for $3,400,000, pay down debt of $6,200,000 and to pay dividends on and redeem preferred stock in the amount of $2,500,000. The Underwriters exercised the 315,000 share over-allotment on May 30, 1996. The Company received additional proceeds in the amount of approximately $2,192,000 from the exercise of this over-allotment.

The Company believes that after the application of the net proceeds of its initial public offering, cash flow from operations and funds available from its bank lines of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve months. However, depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.

                          PART II - OTHER INFORMATION

Item 1.    N/A
- -------

Item 2.    N/A
- -------

Item 3.    N/A
- -------

Item 4.    Submission of matters to a vote of Security Holders.
- -------

               The Company's annual meeting of Shareholders was held on January 23, 1996 in Lewisburg, Pennsylvania. The Company did not solicit proxies for the meeting. The Board of Directors was classified and elected as described in the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on February 9, 1996 and amended thereafter (the "Registration Statement"). The Shareholders unanimously approved the Amended and Restated Articles of Incorporation as proposed by the Board of Directors on January 23, 1996 and filed as Exhibit 3.1 to the Registration Statement. The Shareholders also unanimously approved the retention of Price Waterhouse LLP as the Company's independent auditor for fiscal 1996.

Item 5.   N/A
- -------

Item 6.  Exhibits and Reports on Form 8-K.
- -------  ---------------------------------

         (a)  Exhibits:
              11 - Statement of per share earnings

         (b) Reports on Form 8-K:  None filed for the period ended March 31,
             1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      THE JPM COMPANY
                                                      ---------------
                                                         Registrant


Date:  June 4, 1996        By:      /s/ John H. Mathias
     --------------           ----------------------------------------
                               John H. Mathias
                               Chairman of the Board and Chief Executive
                               Officer (Principal Executive Officer)



Date:  June 4, 1996         By:    /s/ William D. Baker
     --------------           ----------------------------------------
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer and Accounting
                               Officer)

                                 EXHIBIT INDEX
                                 -------------

                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------



Exhibit No.         Exhibit Description                  Sequential Page No.
- -----------         -------------------                  -------------------

   11.1             Statement of per share earnings               11