Form 10-Q/A
period 1996-03-31
JPM CO
filed 1996-08-02
CIK 1007581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996-Financial Data Schedule filed
                               -----------------
by Amendment

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

                                 EXHIBIT INDEX
                                 -------------

                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------



Exhibit No.         Exhibit Description                  Sequential Page No.
- -----------         -------------------                  -------------------
   27               Financial Data Schedule                       12

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