Form 10-Q
period 1996-06-30
JPM CO
filed 1996-08-14
CIK 1007581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30 , 1996
                               ------------------------------------------------

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                                -----------------------------------------------
Commission file number   0-27738
                       ---------------------------------------------------------

                                THE JPM COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                          23-1702908
- --------------------------                          --------------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                         Identification No.)

 Route 15 North, Lewisburg, PA                      17837
- --------------------------------------------------------------------------------

           (Address of principal executive offices)      (ZIP Code)

Registrant's telephone number, including area code     717-524-8200
                                                   ----------------------------

       Not applicable
- --------------------------------------------------------------------------------

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

Yes              No   X
   ------          ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 1996, 6,017,679 shares of common stock, $.000067 par value, are issued and outstanding.



THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited-In Thousands)

                                                  Three Months Ended               Nine Months  Ended
                                             June 30,1996   June 30,1995        June 30,1996   June 30,1995
                                           -----------------------------       -----------------------------
Net sales                                   $   15,555        $    9,582        $   42,410        $   26,226

Cost of sales                                   12,383             8,135            35,068            21,982
                                           -----------       -----------       -----------       -----------

   Gross profit                                  3,172             1,447             7,342             4,244

Selling, general and administrative              1,321               912             3,454             2,300
                                           -----------       -----------        ----------       -----------

   Operating profit                              1,851               535             3,888             1,944

Other income (expense)
  Interest expense                               (195)             (206)             (731)             (495)
  Other (net)                                      32                39                (1)                 1
                                           -----------       -----------        ----------       -----------
                                                 (163)             (167)             (732)             (494)
                                           -----------       -----------       -----------       -----------

Income before taxes, minority interest           1,688               368             3,156             1,450

Provision for income taxes                         675               167             1,262               661
                                           -----------       -----------        ----------       -----------

Income before minority interest                  1,013               201             1,894               789

Minority interest                                   52                79               423                79
                                           -----------       -----------        ----------       -----------

Net income                                         961               122             1,471               710

Cumulative dividend on Preferred Stock              20                60               140               180
                                           -----------       -----------        ----------       -----------
Net income applicable to Common Stock       $      941        $       62        $    1,331        $      530
                                           ===========       ===========       ===========       ===========
Earnings per share                               $0.14             $0.01             $0.26             $0.15
                                           ===========       ===========       ===========       ===========

Weighted average number of shares            5,436,451       3,489,138         4,402,436           3,489,138

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                             June 30,     September 30,
                                               1996            1995
                                          -------------   -------------
                                          (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                           $ 2,163    $      1,280
Accounts receivable, net                         8,847           4,509
Inventories, net                                 7,413           5,541
Other current assets                               187             152
                                          ------------    ------------
   Total current assets                         18,610          11,482

PROPERTY, PLANT AND EQUIPMENT,NET                7,398           6,408
NOTES RECEIVABLE RELATED PARTIES                   204             584
EXCESS OF COST OVER FAIR VALUE OF ASSETS         4,717           2,757
  ACQUIRED
OTHER ASSETS                                       458             354
                                          ------------    ------------
                                               $31,387         $21,585
                                          ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                          $   281         $ 5,257
Current maturities of long-term debt               631             631
Accounts payable                                 4,955           2,918
Accrued expenses                                 2,746           2,086
Income tax payable                               1,013             505
Deferred income taxes                              284             284
                                          ------------    ------------
   Total current liabilities                     9,910          11,681

LONG-TERM DEBT, less due currently               3,398           3,885
SUBORDINATED DEBENTURES                              -             390
OTHER LONG-TERM LIABILITIES                        811             724
MINORITY INTEREST                                    -             898
                                          ------------    ------------
                                                14,119          17,578
STOCKHOLDERS' EQUITY
Preferred Stock, no par value,
 10,000,000 shares authorized,
  Class A, $31.43 stated value, 111,840              -           3,515
  shares issued and outstanding at
  September 30, 1995 and no shares
  outstanding at June 30, 1996
Common Stock, $.000067 par value,
 50,000,000 shares authorized, issued
 7,389,000 in 1995,                                  -               -
 6,018,000 at June 30, 1996
Additional paid-in-capital                      16,167             585
Retained earnings                                1,101             232
Less: Treasury Stock                                 -            (325)
                                          ------------    ------------
   Total shareholders' equity                   17,268           4,007
                                          ------------    ------------
                                               $31,387         $21,585
                                          ============    ============

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                NINE MONTHS ENDED
                                          -----------------------------
(In Thousands)                             June 30,1996   June 30, 1995
                                          -------------   -------------
Cash flows from operating activities:
  Net income                              $      1,471    $        710
  Adjustments to reconcile net income
   to net cash:
    Depreciation and amortization                  852             468
    Foreign currency translation (gain)            (12)              3
     loss
    Provision for doubtful accounts                 30              27
    Loss (gain) on sale of property,                (5)              -
     plant & equipment
    (Gain) on sale of non-operating                  -             (53)
     property-related parties
    Minority interest                              423              79
    Deferred compensation expense                   90              89
    Change in assets and liabilities, net
     of effects from business acquired:
       (Increase) decrease in accounts          (4,387)            584
        receivable
       (Increase) decrease in                   (1,871)            293
        inventories
       (Increase) decrease in other                (53)            269
        assets
       Increase (decrease) in accounts           2,035            (898)
        payable
       Increase (decrease) in accrued              669            (164)
        expenses
       Increase (decrease) in income               509            (285)
        taxes payable
                                          ------------    ------------
          Net cash provided by (used              (249)          1,122
           in) operating activities

Cash flows from investing activities:
  Payments for businesses acquired, net
   of cash acquired of                          (3,400)         (2,204)
   $1,584,000 in fiscal 1995.
  Capital expenditures                          (1,843)           (824)
  Proceeds from the sales of property,              13             217
   plant and equipment
  Proceeds from sale of non-operating                -             201
   property-related parties
  Deferred compensation plan                       (68)            (91)
   contributions
  Loans to related parties                         380            (154)
                                          ------------    ------------
          Net cash used in investing            (4,918)         (2,855)
           activities

Cash flows from financing activities:
  Net borrowings (repayments) under             (4,976)            484
   credit facilities
  Proceeds from issuance of long-term              525           2,730
   debt
  Principal payments on long-term debt          (1,402)           (371)
  Net proceeds from sale of common stock        14,389               -
  Preferred stock redemption                    (1,885)              -
  Preferred stock dividends paid                  (601)           (266)
                                          ------------    ------------
          Net cash provided by                   6,050           2,577
           financing activities
                                          ------------    ------------

Increase (decrease) in cash                        883             844
Cash at beginning of the period                  1,280              32
                                          ------------    ------------
Cash at end of the period                 $      2,163    $        876
                                          ============    ============

The accompanying notes are an integral part of these statements.

Accounting Policies
- -------------------

The consolidated balance sheet as of June 30, 1996, and the related consolidated statements of earnings and cash flows for the three month and nine month periods ended June 30, 1996 and June 30, 1995, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1995, included in the Company's Form S-1 dated April 30, 1996.

Inventories
- -----------

Inventories are valued at the lower of cost or market as determined on the first-in, first out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 36 months of future demand.

                              June 30,   June 30,
(In Thousands)                  1996       1995

Finished goods                 $  640     $  568
Work-in-process                 1,028        551
Raw material and supplies       6,330      4,760
Valuation reserve                (585)      (338)
                               ------     ------

                               $7,413     $5,541
                               ======     ======

Public Offering
- ---------------

The Company completed an initial public offering of its common stock on April 30, 1996. The initial offering consisted of a total of 2,100,000 shares. Of those shares 1,876,800 were sold by the Company. The Underwriters exercised their option to purchase an additional 315,000 over allotment shares of common stock on May 30, 1996. Net proceeds to the Company from the offering were approximately $13,800,000 after deducting the associated underwriting discount and expenses of the offering. The net proceeds were used to acquire the remaining 40% of the Company's Mexican subsidiary Electronica Pantera, S. A. de
C. V. ("Pantera") for $3,400,000, to reduce the Company's debt in an amount of approximately $7,900,000 and to pay dividends on and redeem the Company's preferred stock in an amount of approximately $2,500,000.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Net sales for the three and nine months ended June 30, 1996 increased $5,973,000, or 62.3%, and $16,184,000, or 61.7%, respectively, compared to the same periods one year earlier. Pantera accounted for $1,884,000 and $10,337,000, respectively, of the increases. Additional sales increases of $4,089,000 and $5,847,000, respectively, were primarily the result of internal sales growth through increased volumes with new and existing customers.

Gross profit increased $1,725,000, or 119.2%, for the three months and $3,098,000, or 73.0% for the nine months when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales increased to 20.4% from 15.1% for the three month period and to 17.3% from 16.2% for the nine month period compared to the same periods one year earlier. The increased gross margin as a percentage of net sales for the three and nine month periods was mainly the result of decreased raw material costs related to the Company's ability to acquire materials at a lower price than the year ago period and the greater absorption of fixed costs because of greater volumes. The ability to acquire materials at lower prices is attributed to higher volumes and recent reductions in copper prices.

Selling, general and administrative ("SG & A") expenses increased $378,000, or 43.2%, for the three month period and $1,050,000, or 46.9%, for the nine month period compared to the same periods one year earlier. As a percentage of net sales, SG & A declined to 8.1% from 9.1% for the three month period and to 7.8% from 8.5% for the nine month period compared to the same period one year earlier. The increase in SG & A expenses was primarily due to compensation expenses necessary to support the Company's growth and, to a lesser extent, SG & A personnel and expenses added through the April 1995 acquisition of Pantera.

Other expense decreased $4,000, or 2.4%, for the three months when compared to the same period one year earlier. Other expense increased $238,000, or 48.2%, for the nine month period when compared to the same period one year earlier. The increase during the nine month period was primarily related to interest expense resulting from financing the Company's Pantera acquisition and working capital needs relating to the growth in accounts receivable and inventory.

The Company's effective tax rate for the three and nine months decreased to 40% from 45.6% . The higher effective tax rate incurred in fiscal 1995 was primarily the result of the Company's recognition of a non-recurring, non-deductible expense of $165,000 associated with the conversion of the Company's Series A Debentures.

Net earnings increased $839,000, or 687.7%, and $761,000, or 107.2%, when compared to the three and nine month periods one year earlier. The net earnings increase during the three and nine month periods was mainly due to increased margins as discussed above and the Company's acquisition of the remaining 40 % of Pantera on April 30, 1996.

Earnings per share increased to $0.14 from $0.01 and to $0.26 from $0.15 for the three and nine month periods when compared to the year earlier periods, respectively. Earnings per share for the three and nine month periods were reduced $0.03 and $.04, respectively, by a $167,000 premium paid on the redemption of the preferred stock.

Liquidity and Capital Resources
- -------------------------------

Operating activities during the first nine months of fiscal 1996 utilized cash in the amount of $1,570,000 mainly to finance increased accounts receivable and inventory needed to support sales growth and new customer start-ups as compared to cash utilized in the amount of $662,000 during the same period one year earlier. Working capital at June 30, 1996 was $8,701,000, an increase of $8,899,000 from September 30, 1995. The increase was primarily the result of the proceeds of the Company's initial public offering in April, 1996.

During the nine months the Company had capital expenditures of $1,843,000, comprised mainly of production equipment.

On April 19,1996 the Company amended its bank revolving credit line to permit the Company to draw up to $6,500,000 collateralized by the Company's inventories and accounts receivable. Pursuant to this amendment, the interest rate is the bank's prime lending rate plus 0.325%.

The line requires the Company to maintain a debt service coverage ratio of no less than 1.4 to 1.0; limits advances to a percentage of: (i) eligible accounts receivable starting at 90% and reducing to 80% by January 1998, plus (ii) raw materials and finished goods inventory of 35%; provides for certain restrictions with regard to acquisitions, mergers, dissolution, capital expenditures and the incurrence of additional indebtedness; prohibits loans to or investments in other entities or persons; and limits payments of dividends by the Company to a maximum of 25% of the Company's pretax profits. The Company is in compliance with all loan covenants at June 30, 1996. The bank line of credit expires April 30, 1997. Previously, the Company maintained a $5,000,000 line of credit bearing interest at the same rate. Borrowings under the line of credit at June 30, 1996 amounted to $281,000 against an availability of $6,500,000 based on the collateral base and the $6,500,000 limit).

On February 16, 1996, the Company obtained a $525,000 term loan, which bears interest at the bank's prime rate plus 0.325%, provides for monthly payments of $8,750 plus interest and matures on March 20, 2001.

Initial Public Offering
- -----------------------

The Company completed an initial public offering of its common stock on April 30, 1996. The initial offering consisted of a total of 2,100,000 shares. Of those shares 1,876,800 were sold by the Company. The Underwriters exercised their option to purchase an additional 315,000 over allotment shares of common stock on May 30, 1996. Net proceeds to the Company from the offering were approximately $13,800,000 after deducting the associated underwriting discount and expenses of the offering. The net proceeds were used to acquire the remaining 40% of the Company's Mexican subsidiary Electronica Pantera, S. A. de
C. V. ("Pantera") for $3,400,000, to reduce the Company's debt in an amount of approximately $7,900,000 and to pay dividends on and redeem the Company's preferred stock in an amount of approximately $2,500,000.

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

                          PART II - OTHER INFORMATION

Item 1.    N/A
- -------

Item 2.    N/A
- -------

Item 3.    N/A
- -------

Item 4.    N/A
- -------

Item 5.    N/A
- -------

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a)  Exhibits:
          11 - Statement of per share earnings
          27 - Financial Data Schedule

     (b)  Reports on Form 8-K:  None filed for the period ended June 30, 1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     THE JPM COMPANY
     ---------------
         Registrant


Date:  August 14, 1996           By:  /s/ John H. Mathias
       ---------------------        ------------------------------------------
                                     John H. Mathias
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)



Date:  August 14, 1996           By: /s/ William D. Baker
       ---------------------        ------------------------------------------
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and Accounting
                                     Officer)

                                 EXHIBIT INDEX
                                 -------------
                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------



Exhibit No.    Exhibit Description                      Sequential Page No.
- -----------    -------------------                      -------------------

    11.1       Statement of per share earnings                   11

    27         Financial Data Schedule                           12

The following exhibits are incorporated by reference from the Company's registration statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996:

    3.1 Ammended and Restated Articles of Incorporation of the Company

    3.2.       Ammended and Restated Bylaws of the Company

    4.1.       Specimen Certificate of Common Stock of the Company

    10.4. List of contracts identified in Item 16 of the Company's Registration Statement

    23.1       Contract of Duane Morris Heckscher

    23.2.      Contract of Price Waterhouse, LLP

    23.3.      Contract of Price Waterhouse Mexico

    24.1.      Power of Attorney