Form 10-K
period 1996-09-30
JPM CO
filed 1996-12-16
CIK 1007581

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                               September 30, 1996

                                       or

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                          Commission File No. 0-27738

                                THE JPM COMPANY
             (Exact name of registrant as specified in its charter)

              Pennsylvania                        23-1702908
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

               Route 15 North
            Lewisburg, Pennsylvania                   17837
     (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (717) 524-8200

       Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $.000067 par value

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                          ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The Registrant's revenues for the most recent fiscal year were $60,073,000.

  As of December 9, 1996, 6,037,766 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based on the average of the closing bid and asked prices of the Common Stock at that date as reported by the National Association Of Securities Dealers Automated Quotation National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $33,000,000.

  Portions of the proxy statement, dated December 20, 1996 for the Annual Meeting of Shareholders to be held on January 28, 1997 (the "1997 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

                                    PART 1.

ITEM 1.    DESCRIPTION OF BUSINESS.

(a)  General Development of the Business.
     -----------------------------------

The JPM Company (the "Company") was organized September 30, 1968 as a recapitalization of a company originally founded in 1949 by Jay P. Mathias, father of the current Chairman of the Board of Directors and Chief Executive Officer, John H. Mathias and the current President and Chief Operating Officer, James P. Mathias. The Company is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers (OEMs) in the computer, telecommunications and networking sectors of the electronics industry.

The Company is headquartered in Lewisburg, Pennsylvania and operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania, Winnsboro, South Carolina and Guadalajara, Mexico.

In May, 1995 the Company acquired 60% of Electronica Pantera, S. A. de C. V. (Pantera) located in Guadalajara, Mexico for $3,600,000. The acquisition of 60% of Pantera increased fiscal 1995 sales by $5,243,000 and added significant cost-effective manufacturing capacity.

On April 30, 1996, the Company completed an initial public offering of securities (the "Initial Public Offering"). The Company sold an aggregate 2,191,800 shares of its Common Stock, .000067 par value ("Common Stock"). The net proceeds to the Company from the Initial Public Offering were approximately $14,000,000. As a result of the Initial Public Offering, the Company acquired the remaining 40% of Pantera for $3,400,000.

(b)  Financial Information About Industry Segments.
     ---------------------------------------------

All revenue of the Company is generated from a single business segment: The manufacture of wire harness and cable assemblies.

(c)  Narrative Description of Business.
     ---------------------------------

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs' in the computer, telecommunications and networking sectors of the electronics industry. The Company manufactures over 5,000 products which transfer power or transmit voice, data or video within the OEMs equipment or to external connections. Principal applications of the Company's products include computers, network bridges and routers, self service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

Consistent with the Company's marketing strategy, a substantial portion of the Company's products are sold to a limited number of customers. The Company's strategy is to focus on industry leaders in the computer, telecommunications and networking markets with whom it can develop mutually beneficial relationships. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with selected new OEM customers within its targeted markets. Because of the complexity of these relationships, sales cycles can be long, sometimes taking up to 18 months to develop. The Company's operating results can fluctuate significantly both annually and quarterly because of customers' product life cycles and new product introductions by new and existing customers.

To reduce costs, enhance responsiveness to customers and improve manufacturing processes and systems, the Company streamlined its management structure and achieved ISO 9002 certification in its Pennsylvania and South Carolina manufacturing facilities during fiscal 1993 and 1994. In addition, in those years the Company implemented a training program designed to provide technical, quality and problem-solving skills to all employees and upgraded and expanded the Company's management information systems.

In May 1995, the Company acquired 60% of Pantera for $3,600,000. The acquisition of 60% of Pantera had a significant impact on fiscal 1995 operations, increasing net sales $5,243,000. During this period, selling, general and administrative costs increased as the Company expanded its sales, marketing, customer support and administrative capabilities to support the higher volumes of business activities.

(d)  Manufacturing.
     -------------

Each of the Company's ISO 9002 certified manufacturing facilities is capable of producing the full range of the Company's products. In response to current customer requirements, the Pennsylvania facilities primarily manufacture wire harnesses and molded cable assemblies, the Winnsboro, South Carolina facility primarily manufactures molded cable, flat ribbon and electromechanical assemblies and the Guadalajara, Mexico facility primarily manufactures molded, flat ribbon and bulk cable assemblies.

The vast majority of the Company's products are manufactured by more than 70 cross-trained teams working in cells or on continuous flow manufacturing lines, most of which are comprised of between 5 and 25 employees. Cross-training of employees is an integral feature of this team approach. All employees, including members of the production teams, receive quality skills training focusing on the benefits of statistical process control techniques that may be applied on critical processes in their respective work areas. The Company believes that this team approach enhances quality, responsiveness and flexibility, permitting the Company to meet customer requirements for shorter lead times and greater scheduling flexibility.

The Company emphasizes extensive and detailed quality assurance systems throughout its operations. Each of the Company's facilities is UL-listed, approved by the Canadian Standards Association and ISO 9002 certified by an independent accreditation organization.

The Company maintains prototype capabilities at each of its facilities for designing and developing customized product applications for its customers.

(e)  Marketing.
     ---------

The Company's sales and marketing efforts are focused on identifying and satisfying customer needs and supporting the customer relationship through specially tailored services on an ongoing basis. The Company seeks to develop extensive working relationships with its customers through customer focus teams comprised of sales, quality assurance, engineering, purchasing, and manufacturing personnel and customer service specialists working collectively to focus on customer satisfaction. To strengthen its market penetration and customer relationships in key geographic regions, the Company establishes customer support teams , consisting of sales personnel, design engineers and production planners. The teams enable the Company to assist customers in the design and redesign of cable assemblies and wire harnesses and provide additional production planning and control services at the customer's site, thereby reinforcing and enhancing the Company's responsiveness to the customer's needs and providing a greater level of support.

The Company's sales and marketing programs are managed by its Vice President of Marketing and Sales and supported by a total of 17 customer service specialists in the Company's manufacturing facilities. The Company also employees five sales executives based in Pennsylvania, New York, South Carolina and California. In addition to the sales executives, the Company utilizes two specialized manufacturers representative organizations based in California and Texas.

During the fiscal year ended September 30, 1996, sales of the Company's products to Diebold and IBM represented 26% and 22%, respectively of the Company's total sales and 48% in the aggregate. During the fiscal year ended September 30, 1995, sales of the Company's products to Diebold, IBM and Unisys represented 32%, 21% and 12%, respectively of the Company's total sales and 65% in the aggregate. During the fiscal year ended September 30, 1994, sales of the Company's products to Diebold, IBM and Unisys represented 42%, 12% and 17%, respectively of the Company's total sales and 71% in the aggregate.

The Company typically enters into annual contracts with its major customers. These contracts periodically mature and are renewed throughout the year in the normal course of business.

During each of the last three fiscal years, the Company's net sales to the computer market sector (including self-service terminals and network bridges and routers) and to the telecommunications market sector represented approximately 79% and 11% respectively of the Company's net sales.

(f)  Competition.
     -----------

The Company operates in a market characterized by intense competition. While the Company does not believe that any of its competitors provides the breadth of product line with the quality and at the prices offered by the Company, competition within particular portions of the Company's business comes from a broad range of companies. Several of the Company's competitors are much larger and have greater financial resources than the Company. In addition to other independent manufacturers of cable assemblies and wire harnesses such as itself, the Company's competitors include manufacturers who are primarily connector manufacturers and who compete primarily on the basis of having certain proprietary connector technology, as well as offshore manufacturers who compete primarily on the basis of price. Competition within the industry is primarily based on the combination of quality, production capacity, breadth of product line, engineering support capability, price, local support capability, delivery, packaging, systems support and financial strength.

(g)  Backlog.
     -------

The Company estimates its backlog at September 30, 1996 and 1995 was approximately $10,665,000 and $7,100,000, respectively. The Company does not include within backlog non-binding, extended purchase orders and contractual arrangements in which final authorization and shipment dates have not yet been specified. Substantially all of the September 30, 1996 backlog is expected to be shipped by December 31, 1996. Because of customer's and the industry's movement to just-in-time and pull systems, the Company's backlog at any particular date is not necessarily representative of the Company's level of business to be expected in the ensuing period.

(h)  Employees.
     ---------

At September 30, 1996, the Company employed 1,870 persons, the majority of which were employed on a full time basis. Except for approximately 187 full time and 478 temporary employees in its Pantera facility, the Company's employees are not subject to any collective bargaining agreement. Periodically, during times of increased production the Company may employee contract employees of temporary services, who may constitute of approximately 10-15% of its manufacturing employees located in its Pennsylvania and South Carolina facilities.

(i)  Proprietary Information.
     -----------------------

The Company relies on trade secrets and other unpatented proprietary information in its operations. While the Company believes that it has developed certain proprietary production methods, there can be no assurance that others will not develop similar or better methods.


ITEM 2.  PROPERTIES

The Company operates ISO 9002 certified facilities located in Lewisburg and Beaver Springs, Pennsylvania, Winnsboro, South Carolina and Guadalajara, Mexico. The Company's headquarters are located at the Lewisburg facilities, which are comprised of a manufacturing and warehouse building of approximately 115,000 square feet, an adjoining office building of approximately 7,000 square feet and a nearby manufacturing and warehouse building of approximately 14,000 square feet. The Lewisburg facilities are subject to first and second mortgage liens in the amount of approximately $1.6 million and $1.0 million, respectively, as of September 30, 1996. In September 1996, the Company announced the lease purchase of an approximately 60,000 square foot manufacturing, warehouse and office facility in Beaver Springs, Pennsylvania which is located approximately 25 miles from its Lewisburg facilities. The Winnsboro facility includes manufacturing, warehouse and office space in a single building of approximately 47,000 square feet. This facility is subject to a mortgage lien in the amount of approximately $1 million as of September 30, 1996. Pantera leases a building of approximately 70,000 square feet in Guadalajara, Mexico which contains its manufacturing, warehouse and office space. The lease of approximately 12,500 square feet of this facility, consisting of certain office, warehouse and parking space, will expire in May, 1997. The leases for the remaining portions of the facility, consisting of approximately 48,800 square feet of manufacturing and office space and approximately 8,700 square feet of warehouse space, expire in April 1998. Pantera also owns approximately four acres of undeveloped land located approximately eight miles from the current facility, as to which the Company has no current plans. Although management of the Company believes that its facilities are currently adequate to meet its requirements, the Company may require additional manufacturing capacity depending upon its future rate of growth.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICE RANGE

The Company's Common Stock is listed on The Nasdaq Stock Market's National Market ("NASDAQ") and trades under the symbol "JPMC". The Company completed an initial public offering on April 30, 1996. The following table presents the high and low closing prices for the Common Stock since becoming a public company for the fiscal year ended September 30, 1996, as reported by NASDAQ.

FISCAL YEAR ENDED 1996    HIGH    LOW
                          -----  -----
First Quarter             $ --   $ --
Second Quarter              --     --
Third Quarter              9.25   7.50
Fourth Quarter             9.50   7.13

On November 12,1996 there were 100 holders of record and approximately 1,500 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

Historically the Company has reinvested earnings available to Common Stock in its business and, accordingly has not paid any cash dividends on its Common Stock. Although the Company intends to continue to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends will be determined by the Board of Directors of the Company and will depend, among other things, on the results of operations, capital requirements and financial condition of the Company. The Company has in the past paid dividends on the now retired Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five year period ended September 30, 1996, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.



                                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                       -----------------------------------------------
                                                                       1996       1995      1994       1993       1992
                                                                       -----------------------------------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
Operating Statement Data:
     Net sales.......................................................  $60,073   $36,568   $25,640   $23,084   $23,808
     Gross profit....................................................   11,217     6,005     3,605     2,667     2,861
     Income from operations..........................................    6,374     2,714     1,111       623       796
     Net income......................................................    2,775       804       238       154       202
     Net income as a percentage of sales.............................      4.6%      2.2%      0.9%      0.7%      0.8%
     Net income (loss) applicable to
      Common Stock...................................................    2,635       527        (2)      (86)      (38)
     Net income (loss) per common share..............................    $0.50     $0.14     $0.00    ($0.03)   ($0.01)
     Weighted average common shares
      outstanding....................................................    4,892     3,599     3,489     3,489     3,489

                                                                                        SEPTEMBER 30,
                                                                       -----------------------------------------------
Balance Sheet Data:                                                       1996      1995      1994      1993      1992
                                                                       -----------------------------------------------
     Working capital (deficiency)....................................  $ 9,448   $  (199)  $   611   $   603   $   189
     Total assets....................................................   34,716    21,585    13,678    11,599    11,465
     Short-term debt.................................................      888     5,888     3,193     2,740     3,576
     Long-term debt..................................................    3,249     4,275     2,402     2,556     2,373
     Shareholders' equity............................................   18,569     4,007     2,961     2,803     2,764

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs in the computer, telecommunications and networking sectors of the electronics industry. The Company manufactures over 5,000 products which transfer power or transmit voice, data or video within the OEMs' equipment or to external connections. Principal applications of the Company's products include computers, network bridges and routers, self-service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

Consistent with its marketing strategy, a substantial portion of the Company's products are sold to a limited number of customers. The Company's strategy is to focus on industry leaders in the computer, telecommunications and networking markets with whom it can develop mutually beneficial relationships. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with selected new OEM customers within its targeted markets. Because of the complexity of these relationships, sales cycles can be extremely long, sometimes taking up to 18 months to develop. The Company's operating results can fluctuate significantly both annually and quarterly because of customers' product life cycles and new product introductions by new and existing customers.

In addition to its domestic facilities, the Company operates Pantera located in Guadalajara, Mexico. The functional currency of Pantera is the United States dollar. All sales and receivables, over 90% of raw material purchases, all cash equivalents and all borrowings are denominated in United States dollars. However, certain costs, including the majority of labor and factory overhead costs, are denominated in Mexican pesos. As a result, fluctuations in the peso to United States dollar exchange rate directly affect the Company's results of operations. In addition, future regulatory changes in Mexico could also affect the Company's operating results, including mandatory increases in the minimum wage of 10 % scheduled for December 1996 and an additional 10% scheduled for April 1997.

The following table presents, as a percentage of sales, certain selected consolidated financial data for each of the three fiscal years completed September 30, 1996, 1995 and 1994.


                                                FISCAL YEAR ENDED
                                             ----------------------
                                              1996   1995     1994
                                             ----------------------

Net sales..................................  100.0%  100.0%  100.0%
Cost of sales..............................   81.3    83.6    85.9
                                             -----   -----   -----
Gross profit...............................   18.7    16.4    14.1
Selling, general and administrative........    8.1     9.0     9.7
                                             -----   -----   -----
Income from operations.....................   10.6     7.4     4.4
Interest expense, net......................    1.5     2.0     1.7
Other income (expense).....................    0.3    (0.4)    0.0
                                             -----   -----   -----
Income before taxes and minority interest..    8.8%    5.0%    2.7%
                                             =====   =====   =====

COMPARISON OF FISCAL YEAR 1996 WITH FISCAL YEAR 1995

Net sales for fiscal 1996 increased by $23,505,000, or 64.3%, as compared to fiscal 1995. This increase came from three sources: the inclusion of net sales of Pantera for the full fiscal year; sales to new OEM customers; and increased sales to certain existing customers. Pantera's net sales for the twelve months were $12,675,000 higher than its five months' 1995 sales. Sales to new customers including those at Pantera totaled $10,790,000.

Gross profit increased by $5,212,000, or 86.8%, in fiscal 1996 as compared to fiscal 1995. As a percentage of revenue, gross profit increased from 16.4% to
18.7%.   The increased gross margin was primarily due to decreased raw material costs related to the Company's ability to obtain larger volume discounts on raw material purchases and increased overhead absorption as a result of increased sales volume, offset in part by slightly lower unit selling prices in 1996 compared to 1995 resulting from volume-based price decreases to certain customers.

Selling, general and administrative expenses for fiscal 1996 increased $1,552,000, or 47.2%, as compared to fiscal 1995, primarily as a result of the inclusion of Pantera for a full fiscal year, increased amortization expense and increased compensation expense.

Interest expense for fiscal 1996 increased by $148,000, or 20.5%, as compared to fiscal 1995. The increase was associated with slightly higher borrowing levels and increased borrowing rates through the Company's initial public offering on April 30, 1996. After that date the Company paid down its short-term borrowings.

Other expense increased primarily due to foreign currency losses in 1996 as compared to gains in 1995 offset by the absence of debt conversion expense incurred in 1995.

The effective income tax rate for fiscal 1996 was 40.0% as compared to 45.6% in fiscal 1995. The decrease in the effective income tax rate was primarily due to greater pre-tax income which decreased the impact on the tax rate of the non-deductible amortization of intangible assets and the absence of non-deductible debt conversion expense incurred in 1995.

Net income for fiscal 1996 increased $1,971,000, or 245.1%, to $2,775,000 as compared to fiscal 1995 net income of $804,000. Net income increased during the year mainly because of increased sales and gross margins as discussed above.

Fiscal 1996 and 1995 net income were reduced by $423,000 and $199,000, respectively for the minority interest in Pantera, which was acquired by the Company in connection with its April 30, 1996 initial public offering. In addition to cumulative dividends declared in 1996 and 1995 of $140,000 and $240,000, the Company declared a participating Preferred Stock dividend in the amount of $36,000 in 1995.

COMPARISON OF FISCAL YEAR 1995 WITH FISCAL YEAR 1994

Net sales for fiscal 1995 increased by $10,928,000, or 42.6%, as compared to fiscal 1994. This increase was from three sources: the inclusion of net sales of Pantera since May 1995; sales to new OEM customers; and increased sales to certain existing customers. The consolidation of five months of Pantera's net sales accounted for $5,243,000 of the increased sales. Sales to new customers totaled $2,762,000 and net sales increased to existing customers by $2,923,000.

Gross profit increased by $2,400,000, or 66.6%, in fiscal 1995 as compared to fiscal 1994. As a percentage of revenue, gross profit increased from 14.1% to 16.4%. Excluding Pantera, fiscal 1995 gross margin would have been 15.6%. The increased gross margin (excluding Pantera) was primarily due to increased overhead absorption as a result of increased domestic sales volume, offset in part by slightly lower unit prices in 1995 compared to 1994 resulting from volume-based price decreases to certain customers. Lower material prices overall and a mix of higher margin business also contributed to the increase in gross profit.

Selling, general and administrative expenses for fiscal 1995 increased $797,000, or 32.0%, as compared to fiscal 1994, primarily as a result of the acquisition of Pantera, increased amortization expense related to the acquisition of Pantera and the cost of an acquired customer contract and increased compensation expense.

Interest expense for fiscal 1995 increased by $323,000, or 80.8%, as compared to fiscal 1994. Financing associated with the Pantera acquisition as well as interest incurred by Pantera on its working capital loans were responsible for $200,000 of the increase. The remainder of the increase was associated with slightly higher borrowing levels and increased borrowing rates. Other expense increased primarily because the Company recognized a non-recurring, non-cash expense of $165,000 associated with the conversion of the Company's Series A debentures in fiscal 1995 into shares of the Company's Common Stock, offset by $129,000 of foreign currency gains.

The effective income tax rate for fiscal 1995 was 45.6% as compared to 42.6% in fiscal 1994. The increase in the effective income tax rate was primarily due to increased non-deductible amortization of intangible assets and the aforementioned debt conversion expense.

Fiscal 1995 net income was reduced by $199,000 for minority interest in Pantera, which was acquired by the Company in connection with its April 30, 1996 initial public offering. In addition to cumulative dividends declared in 1995, the Company declared a participating Preferred Stock dividend in the amount of $36,000. There was no such participating dividend declared in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided (used) from operating activities during 1996 and 1995 was $(43,000) and $2,126,000, respectively. The cash utilized during 1996 was mainly utilized to finance increases in accounts receivable and inventory, as a result of increased sales growth. The increases were partially offset by accounts payable and accrued expense increases. The cash generated in 1995 was largely the result of net income and management of working capital components.

Working capital was $9,448,000 at September 30, 1996, an increase of $9,646,000 from September 30, 1995. The increase in working capital was primarily the result of net proceeds from the Company's April 30, 1996 initial public offering, as well as accounts receivable and inventory growth in response to current sales levels and inventory growth in anticipation of future sales.

During 1996, the Company expended $2,453,000 for capital expenditures. See below for a discussion of the Company's Initial Public Offering and the use of proceeds.

Financing activities utilized cash in the amount of $5,000,000 to pay down short-term debt and $1,185,000 to pay down its long-term debt in fiscal 1996. The Company paid $600,000 in dividends on its preferred stock.

Credit Facilities

In April 1996, the Company amended its bank revolving line of credit to permit the Company to draw up to $6,500,000 collateralized by the Company's inventories and accounts receivable. Pursuant to a September 1996 amendment, the interest rate was reduced from .375% over prime to the bank's prime lending rate. The line of credit provides for advances up to a percentage of (i) eligible accounts receivable starting at 90% and reducing to 80% by January 1, 1998, plus (ii) raw materials and finished goods inventory of 35%; provides certain restrictions with regard to acquisitions, mergers, dissolution, capital expenditures and the incurrence of additional indebtedness; and prohibits loans to or investments in other entities or persons. At September 30, 1996, the Company was in compliance with all loan covenants. The line of credit expires April 30, 1997. As of September 30, 1996, borrowings under this line of credit facility amounted to $257,000 against an availability of $6,243,000 at an interest rate of 8.25%.

The Company believes that its cash flow from operations, current short-term investments and credit facilities will be sufficient to satisfy its working capital requirements and capital expenditure needs over at least the next twelve months. The Company expects to spend approximately $2,000,000 on capital expenditures during fiscal 1997. However, depending on its rate of growth, profitability and potential acquisition activity, the Company may require additional equity or debt financing to meet its working capital requirements, capital expenditure, additional manufacturing capacity or acquisition needs.

During October 1996, the Company entered into a lease purchase agreement to acquire a 60,000 square foot manufacturing facility in Beaver Springs, Pennsylvania. The lease commitments are $96,000 per year through October 2011. Additionally, the Company invested approximately $700,000 in leasehold improvements and capital equipment for the new facility.

INITIAL PUBLIC OFFERING

The Company completed an Initial Public Offering of its common stock on April 30, 1996. The initial offering consisted of a total of 2,100,000 shares. Of those shares, 1,876,800 were sold by the Company. The Company's underwriters exercised their option to purchase an additional 315,000 over allotment shares of common stock on May 30, 1996. Net proceeds to the Company from the offering were approximately $14,000,000 after deducting the associated underwriting discount and expenses of the offerings. The net proceeds were used to acquire the remaining 40% of the Company's Mexican subsidiary Electronica Pantera, S. A. de C. V. for $3,400,000, to reduce the Company's debt in an amount of approximately $8,100,000 and to pay dividends on and redeem the Company's preferred stock in an amount of approximately $2,500,000.

Also in connection with the closing of the offering, 104,244 shares of common stock were issued upon conversion of the Company's Series B Debentures and 232,635 common shares were issued in exchange for the Class A preferred shares not redeemed at the time of the offering.

SUBSEQUENT EVENT

On November 25, 1996, the Company announced it had signed a letter of intent to merge with Denron, Inc., a San Jose, California based manufacturer of wire harnesses and cable assemblies. Denron had sales of approximately $25,000,000 during its most recent fiscal year completed March 31, 1996. The transaction is intended to be accounted for as a pooling of interests combination and is expected to be completed by March 31, 1997.

INFLATION

The Company does not believe that inflation had a significant impact on its results of operations during the last three fiscal years.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock options or other similar equity instruments. Companies must either adopt this new method or disclose the pro forma income statement effects in their financial statements. This statement is effective for the Company's fiscal year ending September 30, 1997. The Company intends to elect to disclose the pro forma income statement effects of SFAS 123; therefore, SFAS 123 will not effect the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The JPM Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 27 present fairly, in all material respects, the financial position of The JPM Company and its subsidiaries (the "Company") at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1, the Company changed its method of accounting for income taxes in 1994.

/s/ Price Waterhouse LLP
-------------------------

PRICE WATERHOUSE LLP
Philadelphia, PA
November 14, 1996

                                THE JPM COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)

                                                                      SEPTEMBER 30,
                                                               ---------------------------
                                                                   1996           1995
                                                               --------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents....................................   $ 1,411        $ 1,280
 Accounts receivable (net of allowance of $129 and $85).......     9,903          4,509
 Inventories, net.............................................     9,330          5,541
 Other current assets.........................................        53             39
 Deferred income taxes........................................       687            113
                                                                 -------        -------
   Total current assets.......................................    21,384         11,482
Property, plant and equipment, net............................     7,966          6,408
Notes receivable -- related parties...........................       206            584
Excess of cost over fair value of net assets acquired
and other intangible assets, net..............................     4,640          2,757
Other assets..................................................       514            354
Deferred income taxes.........................................         6              -
                                                                 -------        -------
                                                                $ 34,716       $ 21,585
                                                                 =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings........................................  $    257       $  5,257
 Current maturities of long-term debt.........................       631            631
 Accounts payable.............................................     5,132          2,918
 Accrued expenses.............................................     3,976          2,085
 Income taxes payable.........................................     1,061            505
 Deferred income taxes........................................       879            284
                                                                 -------        -------
   Total current liabilities..................................    11,936         11,680
Long-term debt................................................     3,249          3,885
Subordinated debentures (related party amounts of
 $315 in 1995)................................................         -            390
Deferred compensation liability...............................       509            365
Deferred income taxes.........................................       453            359
Minority interest.............................................         -            899
                                                                 -------        -------
                                                                  16,147         17,578
                                                                 -------        -------
Commitments and contingencies
Shareholders' equity:
 Preferred Stock, no par value, 10,000 shares
  authorized, Class A, $31.43 stated value, 112 shares
  issued and outstanding September 30, 1995...................         -          3,515
 Common Stock, $.000067 par value, 50,000 shares
  authorized, issued 6,018 shares in 1996 and
  7,389 shares in 1995........................................         -              -
 Additional paid-in capital...................................    16,162            585
 Retained earnings............................................     2,407            232
 Less: Treasury Stock, at cost, 3,900 shares at
  September 30, 1995..........................................         -           (325)
                                                                 -------        -------
   Total shareholders' equity.................................    18,569          4,007
                                                                 -------        -------
                                                                $ 34,716       $ 21,585
                                                                 =======        =======

The accompanying notes are an integral part of these financial statements.

                                THE JPM COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                          ----------------------------
                                                                             1996      1995    1994
                                                                           -------   -------  -------
Net sales................................................................. $60,073   $36,568  $25,640
Cost of sales.............................................................  48,856    30,563   22,035
                                                                           -------   -------  -------
                                                                            11,217     6,005    3,605
Selling, general and administrative expenses..............................   4,843     3,291    2,494
                                                                            ------    ------  -------
                                                                             6,374     2,714    1,111
                                                                            ------    ------  -------
Other income (expense):
 Interest expense.........................................................    (871)    (723)     (400)
 Interest expense -- related parties......................................     (26)     (51)      (51)
 Interest income -- related parties.......................................      32       39        14
 Other, net...............................................................    (179)    (135)       10
                                                                            ------   ------   -------
                                                                            (1,044)    (870)     (427)
                                                                            ------   ------   -------
Income before income taxes, minority interest and
 change in accounting principle...........................................   5,330    1,844       684
Provision for income taxes................................................   2,132      841       291
                                                                            ------   ------   -------
Income before minority interest and change in accounting principle........   3,198    1,003       393
Minority interest.........................................................     423      199         -
Change in accounting for income taxes.....................................       -        -       155
                                                                            ------   ------   -------
Net income................................................................   2,775      804       238
Cumulative dividends on Preferred Stock...................................     140      277       240
                                                                            ------   ------   -------
Net income (loss) applicable to Common Stock..............................  $2,635   $  527   $    (2)
                                                                            ======   ======   =======
Net income (loss) per common share before change in accounting principle..  $  .50   $  .14   $   .04
Change in accounting for income taxes.....................................       -        -      (.04)
                                                                            ------   ------   -------
Net income (loss) per common share........................................  $  .50   $  .14   $     -
                                                                            ======   ======   =======
Weighted average number of shares of Common Stock outstanding.............   4,892    3,599     3,489
                                                                            ======   ======   =======

 The accompanying notes are an integral part of these financial statements.

                                THE JPM COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                      Retained
(Dollars in thousands)         Preferred Stock      Common Stock      Additional      earnings    Treasury Stock        Total
                               ---------------      ------------                                  --------------
                              Number      Stated   Number     Par      paid-in      (accumulated   Number             shareholders'

                             of shares    value    of shares  value    capital        deficit)    of shares    Cost      equity
                             ---------    -----    ---------  -----    -------        --------    ---------    ----      ------
Balance at September 30,
 1993                         111,840    $3,515    7,074,000  $   -   $      -      $  (387)      3,900,000    $(325)    $2,803


Common stock repurchase             -         -            -      -          -            -         150,000     (102)      (102)

Treasury stock issuance             -         -            -      -          -            -        (150,000)     102        102

Preferred stock dividends paid      -         -            -      -          -          (80)              -        -        (80)

Net income                          -         -            -      -          -          238               -        -        238
                             --------   ---------- ---------     --    --------      -------      ----------  ---------  ------
Balance at September 30,
 1994                         111,840     3,515    7,074,000      -          -         (229)      3,900,000     (325)     2,961

Subordinated debenture
 conversion                         -         -      315,000      -        585            -               -        -        585

Preferred stock dividends
 paid                               -         -            -      -          -         (343)              -        -       (343)

Net income                          -         -            -      -          -          804               -        -        804
                             --------   ---------- ---------     --    --------      -------      ----------  ------     ------
Balance at September 30,
 1995                         111,840     3,515    7,389,000      -        585          232       3,900,000     (325)     4,007

Preferred stock dividends
 paid                               -         -            -      -          -         (600)              -        -       (600)

Issuance of common stock            -         -    2,191,800      -     13,959            -               -        -     13,959

Preferred stock redemption
 and exchange for common
 stock                       (111,840)   (3,515)     232,635      -      1,578            -               -        -     (1,937)

Debenture conversion to
 common stock                       -         -      104,244      -        365            -               -        -        365

Treasury stock retirement           -         -   (3,900,000)     -       (325)           -      (3,900,000)     325          -

Net income                          -         -            -      -          -        2,775               -        -      2,775
                             --------   ---------- ---------     --    --------      -------      ----------  -------    ------
Balance at September 30,
 1996                               -   $     -    6,017,679  $   -    $16,162      $ 2,407               -    $   -    $18,569
                             ========   ========== =========     ==    =======       ======       ==========  =======    ======


The accompanying notes are an integral part of these financial statements.

                                THE JPM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                      1996       1995       1994
                                                                                    --------   --------   --------
Cash flows from operating activities:
 Net income........................................................................  $ 2,775   $   804   $   238
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization....................................................    1,139       722       667
  Debt conversion expense..........................................................        -       165         -
  Foreign currency translation (gain) loss.........................................      143      (129)        -
  Provision for doubtful accounts..................................................       44       (14)       (1)
  Loss (gain) on sale of property, plant and equipment.............................       (5)       (6)        4
  (Gain) on sale of non-operating property -- related parties......................        -       (48)        -
  Deferred taxes...................................................................      109       109         4
  Minority interest................................................................      423       199         -
  Deferred compensation expense....................................................      118        94        91
  Cumulative effect of accounting change...........................................        -         -       155
  Change in assets and liabilities, net of effects from businesses acquired:
   (Increase) decrease in accounts receivable......................................   (5,439)      397      (506)
   (Increase) decrease in inventories..............................................   (3,839)     (408)     (522)
   (Increase) decrease in other assets.............................................      (53)      623       (85)
   Increase (decrease) in accounts payable.........................................    2,213      (242)      638
   Increase (decrease) in accrued expenses.........................................    1,773       (59)      266
   Increase (decrease) in income taxes payable.....................................      556       (81)      310
                                                                                         ---       ---      ----
    Net cash provided by (used in) operating activities.............................     (43)    2,126     1,259
                                                                                         ---     -----    ------
Cash flows from investing activities:
 Payments for assets and businesses acquired, net of cash acquired of
  $1,584 in fiscal 1995............................................................   (3,400)   (2,204)     (558)
 Capital expenditures..............................................................   (2,453)   (1,071)     (948)
 Proceeds from sale of property, plant and equipment...............................        5        22        14
 Proceeds from sale of non-operating property -- related parties...................        -        50         -
 Collections of notes receivable -- related parties................................      408        75        10
 Deferred compensation plan contributions..........................................     (118)     (102)      (65)
 Loans to related parties, net.....................................................      (30)      (39)     (102)
                                                                                         ---       ---      ----
  Net cash provided by (used in) investing activities..............................   (5,588)   (3,269)   (1,649)
                                                                                      ------    ------    ------
Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities...............................   (5,000)      268       468
 Proceeds from issuance of long-term debt..........................................      525     2,997       567
 Principal payments on long-term debt..............................................   (1,185)     (531)     (567)
 Common stock issuance.............................................................   13,959         -         -
 Common stock repurchase...........................................................        -         -      (102)
 Preferred stock repurchase......................................................     (1,937)        -         -
 Treasury stock issuance...........................................................        -         -       102
 Preferred stock dividends paid....................................................     (600)     (343)      (80)
                                                                                        ----      ----       ---
  Net cash provided by (used in) financing activities..............................    5,762     2,391       388
                                                                                       -----     -----       ---
Increase (decrease) in cash and cash equivalents...................................      131     1,248        (2)
Cash and cash equivalents at beginning of period...................................    1,280        32        34
                                                                                       -----        --   -------
Cash and cash equivalents at end of period.........................................  $ 1,411   $ 1,280   $    32
                                                                                       =====   =======   =======

Supplemental information relative to non-cash financing activity -- See Note 9. Supplemental information relative to cash paid for interest -- See Note 8. Supplemental information relative to cash paid for income taxes -- See Note 11.
  The accompanying notes are an integral part of these financial statements.

                                THE JPM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The JPM Company (the "Company") is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers in the computer, telecommunications and networking sectors of the electronics industry in North America.

   A substantial portion of the Company's products are sold to a limited number of customers. Accordingly, a significant decrease in business from, or the loss of, any of its major customers would have a material adverse effect on the Company. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with new customers. Because of the complexity of these relationships, sales cycles can be extremely long, sometimes taking up to 18 months to develop. As the Company becomes a qualified supplier for new products and as its customers' products progress through their life cycles, the Company's operating results can fluctuate significantly.

   A summary of the Company's significant accounting policies follows:

Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Cash and cash equivalents

   Cash and cash equivalents represent cash and highly liquid short-term investments with original maturities of three months or less.

Inventories

   Inventories are valued at the lower of cost or market as determined on the first-in, first out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of forecasted future demand.

Property and equipment

   Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the respective assets.

Revenue recognition policy

   Sales are recorded upon shipment of product. Provision is made for returns and allowances, and for estimated warranty costs, in the period of sale.

Long-lived and intangible assets

   Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired is amortized on a straight-line basis over 20 years. Intangible assets include certain acquired customer contracts and the ISO 9002 certification of an acquired plant; such assets are being amortized on a straight-line basis over periods ranging from three to five years.

   The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of'" ("SFAS No. 121"), effective October 1, 1994. Adoption of this statement did not have a material effect. The carrying value of long-lived assets and certain identifiable intangible assets will be evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company will compare the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected future cash flows are less than the carrying amount of such assets, the Company will recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the excess of cost over fair value of net assets acquired that arose in that transaction is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. For determining carrying values, assets are grouped by operating unit. In addition, on a quarterly basis, the carrying value of the excess of cost over fair value of net assets acquired is subject to a separate evaluation. To perform that review, the Company estimates the sum of expected future net cash flows from operating activities. If these estimated net cash flows are less than the carrying amount of the excess of cost over fair value of net assets acquired, the Company recognizes an impairment loss in an amount necessary to write down the excess of cost over fair value of net assets acquired to a fair value as determined from expected future cash flows.

Income taxes

   Effective as of the beginning of fiscal 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Foreign currency translation

   The Company has determined that the U.S. dollar is the functional currency of its Mexican operations. Foreign currency inventories and property, plant and equipment are remeasured into U.S. dollars at historical rates; all other foreign currency assets and liabilities are remeasured at year-end exchange rates. Income and expenses are remeasured at average rates prevailing during the year, except for expenses related to inventories and property, plant and equipment which are remeasured at historical rates. Exchange gains and losses resulting from remeasurement are included in earnings and amounted to a loss of $143 and a gain of $129 for fiscal 1996 and 1995, respectively.

Earnings per common share

   With respect to net income (loss) per common share computations for periods prior to the Company's initial public offering, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, stock options and convertible debentures issued at prices below the initial public offering price per share in the twelve months preceding the initial filing were included in the calculation of weighted average shares outstanding as if outstanding for all periods presented. In addition, net income was reduced to the extent of all possible "Participating Dividends" on Preferred Stock.

   Primary earnings (loss) per common share and share equivalents for periods subsequent to the completion of the Company's IPO is computed based on the weighted average number of shares outstanding plus the common stock equivalents related to stock options, once the latter causes dilution in earnings per share in excess of 3%. For each of the periods presented, fully diluted earnings
(loss) per share is not presented since the results do not cause a dilution in earnings per share in excess of 3%.

Recent accounting pronouncements

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the new method or disclose the pro forma income statement effects in their financial statements. This statement is effective for the Company's fiscal year ending September 30, 1997. The Company intends to elect to disclose the pro forma income statement effects of SFAS 123; therefore, SFAS 123 will not affect the Company's financial position or results of operations.

Reclassifications

   Certain prior year balances have been reclassified for comparative purposes.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

2. ACQUISITIONS

   On May 1, 1995, the Company purchased a 60% ownership in Electronica Pantera, S.A. de C.V. (Pantera), a Mexican manufacturer and assembler of cable and wire assemblies, for cash consideration of $3.6 million. The Company acquired the remaining 40% of Pantera for cash consideration of $3.4 million on April 30, 1996.

   Information with respect to this acquisition is presented below:


                                                                             1996           1995
                                                                           -------        -------
Cash paid (net of cash acquired)......................................     $ 3,400        $ 2,016
Transaction and other costs...........................................           -            188
                                                                           -------        -------
                                                                             3,400          2,204
Liabilities assumed...................................................           -          4,543
Fair value of tangible assets acquired................................      (1,275)        (4,004)
                                                                           -------        -------
Excess of cost over fair value of assets acquired and other intangible
 assets...............................................................     $ 2,125        $ 2,743
                                                                           =======        =======

   The unaudited results of operations on a pro forma basis as if 100% of Pantera had been acquired as of October 1, 1994 are as follows:


                                                                 YEAR ENDED
                                                                SEPTEMBER 30,
                                                         -----------------------
                                                           1996            1995
                                                         -------         -------
Revenues........................................         $60,073         $44,072
Operating income................................           6,309           3,017
Net income applicable to Common Stock...........           2,993             530
Net income per common
 share..........................................         $   .57         $   .14

   In fiscal 1994, the Company acquired certain assets and a customer contract for cash consideration of $558. The tangible assets acquired comprised inventories and equipment with a total fair value of $408, and the intangible asset acquired related to a customer contract had a fair value of $150 and an estimated life of 3 years. Had these purchases occurred as of the beginning of fiscal 1994, results of operations would not have been materially different.

        Excess of cost over fair value of net assets acquired and other intangible assets comprise the following:


                                                                      SEPTEMBER 30,
                                                                  ----------------------
                                                                   1996            1995
                                                                  ------          ------
Excess of cost over fair value of net assets acquired..........   $4,768          $2,683
Customer contract..............................................      150             150
ISO 9002 certification.........................................      100              60
                                                                  ------          ------
                                                                   5,018           2,893
Accumulated amortization.......................................     (378)           (136)
                                                                  ------          ------
                                                                  $4,640          $2,757
                                                                  ======          ======

3. MAJOR CUSTOMERS AND SUPPLIERS

   Aggregate sales to major customers, each of which exceeded 10% of total sales were 48%, 65% and 71% of total net sales in 1996, 1995 and 1994, respectively. At September 30, 1996 and 1995, aggregate accounts receivable from these customers represented 44% and 64% of total accounts receivable, respectively. To reduce its credit risk, the Company reviews its customers' financial position before extending credit.

   The Company typically enters into annual contracts with its major customers. These contracts periodically mature and are renewed throughout the year as a normal course of business.

   Historically, the Company has purchased a significant portion of its wire, cable and connectors from a limited number of suppliers. Although the Company believes that its raw materials are generally available from several domestic and international sources, customers often specify that the Company purchase certain components from particular manufacturers. Accordingly, the loss of any of the Company's key suppliers could have a material adverse impact on the Company.

4. INVENTORIES

                                                        SEPTEMBER 30,
                                                  -------------------------
                                                      1996          1995
                                                  ------------   ----------
Finished goods.................................   $      1,515   $      568
Work-in-process..........................                1,253          551
Raw materials and supplies.....................          7,169        4,760
Valuation reserve..........................               (607)        (338)
                                                  ------------   ----------
                                                  $      9,330   $    5,541
                                                  ============   ==========

5. PROPERTY, PLANT AND EQUIPMENT, NET

                                          SEPTEMBER 30,
                                        -----------------
                                                            ESTIMATED
                                          1996      1995    USEFUL LIVES
                                        -------   -------   --------
Land..................................  $   302   $   293
Buildings and improvements............    4,412     4,294   10-25 years
Machinery and equipment...............    5,868     4,154    5-10 years
Furniture and fixtures................    3,218     2,628    5-10 years
Vehicles..............................      151       157    3-5 years
                                        -------   -------
                                         13,951    11,526
Less: Accumulated depreciation........   (5,985)   (5,118)
                                        -------   -------
                                        $ 7,966   $ 6,408
                                        =======   =======

   Capitalized computer equipment and software with a gross book value of $547 are included in furniture and fixtures at September 30, 1996 and 1995. Related accumulated amortization was $198 and $130 at September 30, 1996 and 1995. The capital leases include purchase options at the conclusion of the lease term. Future minimum lease payments under these agreements are $156 for fiscal 1997 and $31 for fiscal 1998. Included in the aggregate remaining payments of $187 is $9 in imputed interest.

   Rental expense for vehicle operating leases aggregated $81, $67 and $40 for fiscal 1996, 1995 and 1994, respectively. Future minimum lease payments through the term of these agreements total $73 for fiscal 1997, $38 for fiscal 1998, and $2 for fiscal 1999.

   The Company leases its facilities in Mexico in accordance with the terms of rental agreements, some of which are renewable annually. Rental expense under these agreements was $178 for fiscal 1996 and $71 for the 1995 period since the acquisition date. Future minimum lease payments under these agreements are $171 for fiscal 1997, $171 for fiscal 1998, $171 for fiscal 1999 and $171 for fiscal 2000.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                          SEPTEMBER 30,
                                                        -----------------
                                                          1996     1995
                                                        -------  --------
Salaries and benefits................................   $ 2,161   $ 1,602
Other................................................     1,815       483
                                                        -------   -------
Total accrued expenses...............................   $ 3,976   $ 2,085
                                                        =======   =======

   Included in accounts payable at September 30, 1996 and 1995 are book overdrafts totaling $764 and $385, respectively.

7. SHORT-TERM BORROWINGS

   At September 30, 1996, the Company had a $6,500 line of credit with a U.S. bank, of which $257 was outstanding. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at September 30, 1996 and average rate of 9.00% for fiscal 1996) and are payable on demand. Such borrowings are secured by the Company's inventories, accounts receivable and contract rights as well as a second lien on machinery and equipment in Lewisburg, PA.

   At September 30, 1995 the Company had a $4,000 line of credit with a U. S. bank, of which $2,957 was outstanding. Borrowings under the line of credit bore interest at the bank's prime rate plus 1% (9.75% at September 30, 1995 and an average rate of 9.25% for fiscal 1995) and were payable on demand. Such borrowings were secured by the Company's inventories, accounts receivable and contract rights as well as a second lien on machinery and equipment in Lewisburg, PA.

   At September 30, 1995, the Company had another line of credit with the same
U. S. bank for $1,000, of which $400 was outstanding. Borrowings under the line of credit bore interest at the bank's prime rate plus 1.5% (10.25% at September 30, 1995 and an average rate of 10.375% for fiscal 1995) and were payable on demand. Such borrowings were secured by a second lien on the Company's inventories, accounts receivable and contract rights. Under the terms of the lines of credit, the Company could not pay dividends in excess of 25% of pre-tax profits.

   At September 30, 1995 unsecured bank notes used to fund working capital requirements for Pantera operations amounted to $1,900 and had interest rates ranging from 13.9% to 15.0%. The average interest rate paid on such notes was 24.2% for fiscal 1995.

8. LONG-TERM DEBT

                                                                                        SEPTEMBER 30,
                                                                                -----------------------------
                                                                                     1996           1995
                                                                                ------------     ------------
Term loan payable to bank; bank prime rate plus 1.5% (9.75% at September
 30, 1996 and average rate of 10.00% for 1996); payable in monthly installments of $24 plus accrued interest through May 2002; secured by machinery and equipment and a second lien on land, building and improvements in Lewisburg, PA with a net book value of $2,327 at
 September 30, 1996............................................................ $      1,619     $      1,905
Mortgage payable to bank; bank prime rate plus 1% (9.25% at September 30,
 1996 and an average rate of 9.50% for fiscal 1996); payable in monthly installments of $19 through September 2010; secured by land, buildings and improvements in Lewisburg, PA with a net book value of
 $1,814 at September 30, 1996..................................................          996            1,115
Mortgage payable to bank; bank prime rate plus 1% (9.25% at September 30,
 1996 and an average rate of 9.50% for fiscal 1996); payable in monthly installments of $7 plus accrued interest through April 1998 plus a final principal and interest payment due April 1998; secured by land, buildings, improvements, furniture, fixtures and equipment in
 Winnsboro, SC with a net book value of $1,201 at September 30, 1996...........        1,078            1,173
Capital lease obligations, payable through 1998................................          187              323
                                                                                ------------     ------------
                                                                                       3,880            4,516
Less: Current maturities.......................................................         (631)            (631)
                                                                                ------------     ------------
                                                                                $      3,249     $      3,885
                                                                                ============     ============

  Maturities of long-term debt, subsequent to September 30, 1996 are as follows:


YEAR ENDING
SEPTEMBER 30,
---------------------------------
1997.............................  $     631
1998.............................      1,479
1999.............................        458
2000.............................        475
2001.............................        495
Thereafter.......................        342
                                   ---------
                                   $   3,880
                                   =========

   The foregoing indebtedness is subject to certain covenants including the maintenance of various financial ratios and limits on annual capital expenditures. The Company was in compliance with all covenants at September 30, 1996.

   Interest paid in fiscal 1996, 1995 and 1994 on short-term borrowings, long-term debt and subordinated debentures totaled $871, $877 and $451, respectively.

9. SUBORDINATED DEBENTURES

   In July 1992, forty-two 12%, $10 face value convertible subordinated debentures due January 1, 1999 (the "Series A debentures") were issued to officers and directors of the Company at that time. Interest on the debentures was payable quarterly and debenture holders had common stock voting rights equal to the number of shares of common stock issuable upon conversion and had the right to nominate one candidate to the Company's Board of Directors. On August 1, 1995 the Company induced conversion of the Series A debentures, by adjusting the conversion ratio from 4,883 shares to 7,500 shares of common stock per debenture. The change in conversion privileges resulted in the issuance of an additional 109,911 shares of common stock and the recognition of $165 in debt conversion expense which is included in other expenses in the consolidated statement of operations for the year ended September 30, 1995.

   During 1995, $390 in 12% demand notes were issued to officers and directors of the Company, and to one third party investor. Under the terms of the notes, the Company committed to exchange the notes for convertible securities with terms which allowed for conversion into the Company's Common Stock. Accrued interest on these notes totaled $9 at September 30, 1995.

In November 1995, the Company issued seventy-three convertible subordinated debentures (the "Series B debentures") in exchange for $365 notes payable outstanding at September 30, 1995, and repaid the remaining $25 of notes.
Each Series B debenture had a 12% stated interest rate, a face value of $5 and matured on September 1, 2002. The Series B debentures were convertible into shares of Common Stock of the Company, at the option of the holder, any time prior to maturity at the rate of 1,428 shares per $5 debenture. The Series B debentures were subject to mandatory conversion at the same rate upon the completion of a "Qualified Public Offering" by the Company. The initial public offering described in Note 10 met the definition of a "Qualified Public Offering" and the debentures were redeemed for 104,244 shares of the Company's common stock.

10. SHAREHOLDERS' EQUITY

   The Company completed an initial public offering of its common stock on April 30, 1996. The initial offering consisted of a total of 2,100,000 shares. Of those shares 1,876,800 were sold by the Company. The Underwriters exercised their option to purchase an additional 315,000 over allotment shares of common stock on May 30, 1996. Net proceeds to the Company from the offering were approximately $14,000 after deducting the associated underwriting discount and expenses of the offering. The net proceeds were used to acquire the remaining 40% of the Company's Mexican subsidiary Electronica Pantera, S. A. de C. V. ("Pantera") for $3,400, to reduce the Company's debt in an amount of approximately $8,100 and to pay dividends on and redeem the Company's preferred stock in an amount of approximately $2,500.

   Also in connection with the closing of the offering, 104,244 shares of common stock were issued upon conversion of the Company's Series B Debentures, and 232,635 common shares were issued in exchange for the Class A preferred shares not redeemed at the time of the offering.

   During January 1996, the Board of Directors authorized the retirement of all of the Company's Treasury Stock.

   In August 1995, 315,000 shares of Common Stock were issued in conjunction with an induced conversion of the Company's Series A debentures, as described in
Note 9.

   In October 1993, the Company repurchased 150,000 shares of Common Stock from a shareholder, who was also a director. The stock was repurchased for a total of $102, or $.68 per share, which management believed approximated the fair value of the stock at October 4, 1993. During September 1994, the 150,000 shares were sold to certain officers and directors of the Company for $102.

   The Class A Preferred Stock outstanding at September 30, 1995, had no par value, a stated value of $31.43 per share, was non-voting and carried a cumulative annual dividend of $2.15 per share. In addition, the Board of Directors in any fiscal year could declare additional dividends of 8.5% of the income before income taxes in excess of $1 million but less than $2 million ("Participating Dividends").

   Concurrent with the Company's initial public offering on April 30, 1996, all dividends on the Class A preferred stock in the amount of $600 were paid, 53,000 shares of Class A preferred stock were exchanged for 232,635 shares of the Company's common stock at $32.92 per share and the remaining Class A preferred stock was redeemed for cash at $32.92 per share or $1,937.

   During the years ended September 30, 1996, 1995 and 1994, Preferred Stock dividends of $5.37, 3.0675 and $.712 per share, respectively, totaling $600, $343 and $80, respectively, were paid. Dividends paid in fiscal 1996 included a Participating Dividend declared for fiscal 1995 of $36 or $.3225 per share. No Participating Dividends were declared for fiscal 1996 or 1994.

11. INCOME TAXES

   Provision (benefit) for income taxes in the consolidated statement of operations, excluding the cumulative effect of accounting change in 1994, comprises:


                                   YEAR ENDED SEPTEMBER 30,
                              ----------------------------------
                                 1996        1995        1994
                              ----------  ----------  ----------
Current expense (benefit)
 Federal....................  $    1,088  $      419  $      189
 State......................         355         172          99
 Foreign....................         580         141           -
                              ----------  ----------  ----------
                                   2,023         732         288
                              ----------  ----------  ----------
Deferred expense (benefit)
 Federal....................        (394)       (119)         10
 State......................         (58)          -          (7)
 Foreign....................         561         228           -
                              ----------  ----------  ----------
                                     109         109           3
                              ----------  ----------  ----------
                              $    2,132  $      841  $      291
                              ==========  ==========  ==========

   As discussed in Note 1, the Company changed its method of accounting for income taxes effective October 1, 1993 which decreased fiscal 1994 net income by $155.

The significant components of deferred tax assets and liabilities are as follows:


                                                  1996    1995
                                                 ------  ------
Deferred tax assets:
 Accounts receivable...........................  $   52  $   34
 Inventory.....................................     196      80
 Property, plant and equipment.................       6      21
 Accrued employee liabilities..................     615     217
 Other.........................................     126       -
                                                 ------  ------
                                                    995     352

 Less valuation allowance......................       -       -
                                                 ------  ------
                                                    995     352
                                                 ------  ------
Deferred tax liabilities:
 Inventory.....................................    (986)   (377)
 Property, plant and equipment.................    (606)   (460)
 Intangible assets.............................     (42)    (45)
                                                 ------  ------
                                                 (1,634)   (882)
                                                 ------  ------
 Net deferred tax liability.................... $  (639)$  (530)
                                                 ======  ======


   An analysis of the Company's effective income tax rate is as follows:

                                                                  Year Ended September 30,
                                                                  1996      1995      1994
                                                                 -------   -------   -------
Income taxes at U.S. federal income tax rate.....................$ 1,812   $   627   $   232
State taxes, net of federal benefit..............................    196       114        61
Induced conversion of debentures.................................      -        56         -
Amortization of intangible assets................................     60        19         -
Inflation........................................................     33        49         -
Other, net.......................................................     31       (24)       (2)
                                                                 -------   -------   -------
Provision for income taxes.......................................$ 2,132   $   841   $   291
                                                                 =======   =======   =======
Effective income tax rate........................................   40.0%     45.6%     42.6%
                                                                 =======   =======   =======

   Cash paid for income taxes totaled $1,464 and $720 in 1996 and 1995, respectively. Income tax refunds, net, of $22 were received in 1994.

   Pre-tax earnings of Pantera since acquisition were $3,171 and $709 in 1996 and 1995, respectively. Unremitted earnings of Pantera of $1,929 were deemed to be permanently invested at September 30, 1996. No deferred tax liability has been recorded related to future remittance of these earnings. It is not practicable to estimate the income tax liability which might be incurred upon remittance of such earnings to the United States.

12. EMPLOYEE BENEFIT PLANS

   The Company maintains a tax-qualified defined contribution employee profit sharing plan (the "Profit Sharing Plan"). All full-time U.S. employees who are 21 years of age or older and who have completed one year of service with the Company are eligible to participate. The Company may, at its discretion, make a discretionary profit sharing contribution to the Profit Sharing Plan for any plan year. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's contribution vests to the employee ratably over a seven-year period. The Company contributed $100, $85 and $70 for fiscal 1996, 1995 and 1994, respectively.

   The Profit Sharing Plan also contains provisions which are intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All full-time U.S. employees who are 21 years of age or older and who have completed one year of service with the Company are also eligible to participate in the 401(k) Plan. Under the 401(k) Plan, an employee may elect to defer up to 15% of their current compensation. Employee contributions to the 401(k) plan are invested according to the direction of the employee. The Company may make matching contributions of fifteen cents for each one dollar deferred by the employee up to 6% of an employee's total compensation. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's matching contribution vests to the employee ratably over a seven-year period. Employee contributions are fully vested and nonforfeitable at all times. The Company contributed $25 and $22 for fiscal 1996 and 1995, respectively.

   During fiscal 1994, the Company maintained a deferred compensation plan for certain management and highly compensated employees. Each participant could elect to defer, in increments agreed upon by the Board of Directors, a portion of their annual compensation. Deferred compensation under the plan was invested by the Company at the direction of the Board. Participant accounts were allocated a pro rata share of all income, gains and losses on such investments. Participants were eligible to receive payment of amounts credited to their deferred compensation account in equal installments over a minimum period of five years commencing with the participants' termination.

   Effective October 1, 1994, the Company allocated the value attributable to each participant under the original plan to individual participant accounts and amended the deferred compensation plan. Under the provisions of the amended plan, each of the previously eligible participants may defer up to 25% of annual compensation and the Company will contribute 2% of each participant's annual salary on a quarterly basis. Deferred compensation, under the plan, continues to be invested by the Company, at the discretion of the Board; however, each participant's account is allocated the actual income, gains and losses that would have been earned if their deferred compensation had been invested in accordance with their personal investment selections.

   The Company has also entered into additional deferred compensation agreements with two members of management. The terms of each of these agreements provide that either employee may elect to defer any portion of their annual gross salary. These agreements in no way obligate either participant to make such an election in any fiscal year, and a failure to elect for any fiscal year will not affect the right to do so in any subsequent fiscal year. These agreements do not provide for Company contributions.

   At September 30, 1996 and 1995, the Company had assets related to deferred compensation of $442 and $323, respectively, which balances are included in other assets in the accompanying consolidated balance sheet. Compensation expense for deferred compensation arrangements aggregated $118, $94 and $91 in fiscal 1996, 1995 and 1994, respectively.

   In accordance with statutory requirements in Mexico, the Company is required to make annual profit sharing distributions to the employees of Pantera. These distributions are determined based on 10% of Pantera's taxable income. A provision of $173 and $32 was recorded as of September 30, 1996 and 1995, respectively, for profit sharing distributions.

13. STOCK OPTION PLANS

   In April 1993, the Board of Directors approved adoption of the Stock Option Plan of 1993 which authorized incentive stock options and nonqualified stock options of 300,000 shares. Under the Plan, any salaried or supervisory employees of the Company, as selected by the Board, are eligible to be granted options. The options have ten year terms with exercise prices equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board. The options are exercisable from the date of grant. At September 30, 1996 and 1995, all such options had been granted and were exercisable.

   The Company's 1995 Stock Option Plan (the "1995 Plan") was approved by the Board of Directors on August 1, 1995 and by the shareholders of the Company on November 21, 1995. Under the 1995 Plan, options may be granted to employees and consultants for the purchase of up to an aggregate of 475,000 shares of Common Stock. The 1995 Plan provides for grants of both incentive stock options and non-qualified stock options. The 1995 Plan is administered by the Board which determines, at its discretion, the number of shares subject to each option granted and the related purchase price and vesting period.

   Under the 1995 Plan, no incentive stock option may be granted to an employee who owns more than 10% of the total combined voting power of all classes of outstanding stock. Each option expires on the date specified by the Compensation Committee but not more than 10 years from its date of grant. All incentive options granted under the 1995 Plan will have an exercise price of no less than 100% of the closing price of the Common Stock on the grant date, 85% for non-qualified options. Options shall be exercisable as specified by the Compensation Committee. In November 1995, the Company granted 92,650 options with exercise prices of $2.63 to certain officers, key employees and consultants under the 1995 Plan, 25% of which become exercisable on November 21, 1996, with an additional 25% becoming exercisable on each of November 21, 1997, 1998 and 1999, respectively.

   In January 1996, the Company granted 40,000 options with an exercise price of $7.65, 25% of which become exercisable on January 24, 1997, with an additional 25% becoming exercisable on each of January 24, 1998, 1999 and 2000, respectively.

  In September 1996, the Company granted 324,150 options with an exercise price of $8.50 to certain salaried and hourly employees in the U. S. and Mexico under the 1995 Plan. These options become exercisable in 25% increments on each September 3, 1997, 1998, 1999 and 2000, respectively.

  Pursuant to the 1995 Outside Directors Stock Option Plan ("Outside Directors Plan") adopted by the Board of Directors on August 1, 1995 and the shareholders of the Company on November 21, 1995, options shall be granted to members of the Board of Directors who are not employees or 10% owners of the Company (an "Outside Director"). An aggregate of 125,000 shares of Common Stock are reserved for issuance under the Outside Directors Plan.

  Under the Outside Directors Plan, each Outside Director serving on the Board of Directors as of December 1, 1995 automatically received an option to purchase 5,000 shares of Common Stock as well as an option to purchase an additional 2,000 shares of Common Stock for each year of continuous service the Outside Director had served as a member of the Board of Directors as of that date. A new Outside Director will receive an option to purchase 5,000 shares upon his or her election to the Board. All options granted under the Outside Directors Plan are exercisable in full beginning sixty days after date of the grant of the option. The Outside Directors Plan requires that options granted thereunder will expire not later than ten years after the date of grant. All options granted under the 1995 Outside Directors Plan will have an exercise price equal to the closing price of the Common Stock on the grant date. On December 1, 1995, three directors were granted total options to purchase 83,000 shares at a price of $4.00. These options expire on December 1, 2005.

Information with respect to options granted under the Company's stock option plans is as follows:


                                                                                   AVERAGE
                                                                                   EXERCISE
                                                                       OPTIONS      PRICE
                                                                       -------      -----
Options outstanding at September 30, 1993............................       -            -
Granted -- November 1993.............................................  150,000    $    .68
                                                                       -------
Options outstanding at September 30, 1994............................  150,000         .68
Granted -- November 1994.............................................   20,000         .59
Granted -- August 1995...............................................  140,000        1.50
Terminated -- November 1994..........................................  (10,000)        .68
                                                                      --------
Options outstanding at September 30, 1995............................  300,000        1.06
Granted--November 1995...............................................  175,650        3.28
Granted--January 1996................................................   40,000        7.65
Granted September, 1996..............................................  324,150        8.50
                                                                      --------
Options outstanding at September 30, 1996............................  839,800       $4.71
                                                                      ========

14. RELATED PARTY TRANSACTIONS

  Notes receivable from officers and directors of the Company totaled $206 and $584 at September 30, 1996 and 1995, respectively, earn interest at 8.25-9.75% in 1996 and 6.0%-9.75% in 1995 and, except as noted below, are payable on demand. The notes receivable balance includes accrued interest receivable of $26 and $35 at September 30, 1996 and 1995, respectively. Principal repayments on these notes totaled $370 in 1996 and $57 in 1995.

  In December 1994, three officers and directors of the Company purchased land, with a book value of $201, from the Company for $250, of which consideration included $50 of cash and two variable rate notes with an aggregate face value of $200 maturing December 31, 2000. The interest rate on these notes is tied to the Company's short-term borrowing rate which was 8.25% at September 30, 1996 and 9.75% at September 30, 1995. At September 30, 1996, principal on these notes of $173 remained outstanding and is included in the balance of related party notes receivable.

  As described in Note 9, $390 in notes payable to officers and directors of the Company were outstanding at September 30, 1995. Accrued interest on these notes totaled $9 at September 30, 1995. No such amounts remain outstanding at September 30, 1996.

15.  GEOGRAPHIC INFORMATION

     Certain geographic information follows:


                                   UNITED STATES      MEXICO       CONSOLIDATED
                                   --------------  -------------  --------------
Sales to unaffiliated customers
 for fiscal 1996.................         $42,155        $17,918         $60,073
Operating profit for fiscal 1996.           2,901          3,473           6,374
Identifiable assets at September
 30, 1996........................          20,024         13,356          33,380

Sales to unaffiliated customers
 for fiscal 1995.................         $31,325        $ 5,243         $36,568
Operating profit for fiscal 1995.           1,974            740           2,714
Identifiable assets at September
 30, 1995........................          12,382          8,151          20,533

At September 30, 1996 and 1995 the difference between Identifiable Assets above, and Total Assets reported on the consolidated balance sheet, is due to general corporate assets, including deferred compensation assets and deferred tax assets, of $1,336 and $1,052, respectively.

     Sales which originate in Mexico are primarily exported to the United States and other geographic areas.


16.  QUARTERLY FINANCIAL DATA (Unaudited)


                                                                       First   Second    Third   Fourth
                                                                      Quarter  Quarter  Quarter  Quarter
Year ended September 30, 1996
  Net sales.........................................................  $12,385  $14,470  $15,555  $17,663
  Gross profit......................................................    2,030    2,140    3,172    3,875
  Net income........................................................      211      299      961    1,304
  Earnings per share................................................  $  0.04  $  0.05  $  0.14  $  0.20

Year ended September 30, 1995
  Net sales.........................................................  $ 8,087  $ 8,557  $ 9,582  $10,342
  Gross profit......................................................    1,389    1,408    1,447    1,761
  Net income........................................................      278      310      201      214
  Earnings per share................................................  $  0.06  $  0.07  $  0.01  $  0.01


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 1997 ( the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Compensation of Directors and Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1997 Proxy statement under the captions "Beneficial Ownership of Common Stock" and "Election of Directors", and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The response to this item is contained in the Company's 1997 Proxy statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

        The following consolidated financial statements are included in item 8:

          -Consolidated Balance Sheets as of September 30, 1996 and 1995

          -Consolidated Statements of Operations for the years ended September
           30, 1996, 1995 and 1994

          -Consolidated Statements of Shareholders' Equity for the years ended
           September 30, 1996, 1995 and 1994.

          -Consolidated Statements of Cash Flows for the years ended September
           30, 1996, 1995 and 1994.

(a) 2.  Financial Statement Schedules

        The following consolidated financial statements are included in item 14(d):

          Schedule II-Valuation and Qualifying accounts and reserves.

          Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.  Listing of Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1*       Amended and Restated Articles of Incorporation of the Company.

3.2*       Amended and Restated Bylaws of the Company.

10.1*      Employment Agreement, dated as of May 1, 1995, by and between Maria
                 Luisa Lozano and Electronica Pantera S. A. de C.V.

10.2*      Employment Agreement, dated as of May 1, 1995, by and between Robert
                 Verbosh and Electronica Pantera S.A. de C.V.

10.3*      Employment Agreement, dated as of December 9, 1994, by and between
                 John M. Spangler and The JPM Company.

10.4*      Employment Agreement, dated as of December 9, 1994, by and between
                 Robert R. Langton and The JPM Company.

10.5*      Employment Agreement, dated as of September 21, 1990, by and between
                 John H. Mathias and The JPM Company.

10.6*      Employment Agreement, dated as of September 21, 1990, by and between
                 James P. Mathias and The JPM Company.

10.7*      The JPM Company 1995 Stock Option Plan.

10.8*      The JPM Company 1995 Outside Directors Stock Option Plan.

10.9*      The JPM Company 1993 Stock Option Plan.

10.10*     The JPM Company Deferred Compensation/Profit Sharing Plan.

10.11*     Form of Non-Qualified Deferred Compensation Agreement with Key
                 Employees.

10.12*     The JPM Company Deferred Compensation Plan for Messrs. John H. and
                 James P. Mathias.

10.13*     Revolving Credit Business Loan Agreement, dated December 18, 1995, by and between The JPM Company and Commonwealth Bank, a division of Meridian.

10.14*     Revolving Credit Promissory Note, dated December 18, 1995, payable to the order of Commonwealth Bank, a division of Meridian.

10.15*     Security Agreement, dated December 18, 1995, made by The JPM Company in favor of Commonwealth Bank, a division of Meridian.

10.16*     Open-Ended Mortgage and Security Agreement, dated May 12, 1995, from
                 The JPM Company to the Commonwealth Bank, a division of Meridian.

10.17*     Business Loan Agreement, dated May 12, 1995, by and between The JPM
                 Company and Commonwealth Bank, a division of Meridian.

10.18*     Promissory Note, dated May 12, 1995, by and between The JPM Company and Commonwealth Bank, a division of Meridian.

10.19*     Surety Agreement, dated May 12, 1995, by and between The JPM Company of Pennsylvania, Inc. and Commonwealth Bank, a division of Meridian.

10.20*     Surety Agreement, dated May 12, 1995, by and between The JPM Company of South Carolina, Inc. and Commonwealth Bank, a division of Meridian.

10.21*     Revolving Credit Agreement, dated January 23, 1996, by and between
                     The JPM Company and Banco Inbursa, C.V.

10.22*     Promissory Note, dated December 18, 1995, by and between The JPM
                     Company and Banamex, Banco Nacional de Mexico.

10.23*     Promissory Note, dated November 15, 1995, by and between The JPM
                     Company and Banamex, Banco Nacional de Mexico.

10.24*     Amended and Restated Loan Agreement, dated May 10, 1995, by and between The JPM Company and NationsBank.

10.25*     Amended and Restated Promissory Note, dated May 10, 1995, made payable to the order of NationsBank.

10.26*     Amended and Restated Security Agreement, dated May 10, 1995, from The
                     JPM Company to NationsBank.

10.27*     Loan and Mortgage Modification Agreement, dated May 10, 1995, by and between The JPM Company, The JPM Company of South Carolina, Inc. and NationsBank.

10.28*     Lease Agreement, dated as of April 23, 1994, by and between
                     Electronica Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.29*     Lease Agreement, dated as of February 1, 1994, by and between
                     Electronica Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.30*     Lease Agreement, dated as of June 1, 1994, by and between Electronica
                     Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.31*     Lease Agreement, dated as of June 1, 1995, by and between Electronica
                     Pantera S.A. de C.V. and Eduardo E. Damy Gomez and Sergio
                     R. Damy Gomez in representation of their sons Eduardo and Alejandro Damy Monraz and Neil Sergio and Rene Damy Novoa.

10.32*     Manufacturing Service Agreement with IBM dated April 17, 1995 through
                     December 31, 1996 for manufacturing services covering the assembly external cables.

10.33*     Agreement with Diebold, Incorporated dated July 1, 1993, for sale of manufacture and service of electronic components.

10.34*     Demand Note, dated December 31, 1995, by and between The JPM Company and John H. Mathias.

10.35*     Demand Note, dated December 31, 1995, by and between The JPM Company and Janet B. Mathias.

10.36*     Demand Note, dated December 31, 1995, by and between The JPM Company and James P. Mathias.

10.37*     Term Note, dated December 30, 1994, by and between The JPM Company and Mathias Partners.

10.38*     Term Note, dated December 30, 1994, by and between The JPM Company and John H. Mathias and Susan B. Mathias

10.39*     Promissory Note, dated February 16, 1996, by and between The JPM
                     Company and Commonwealth Bank

10.40*     Security Agreement, dated February 16, 1996, by and between The JPM
                     Company and Commonwealth Bank

10.41*     Business Loan Agreement, dated April 19, 1996, by and between The JPM
                     Company and Commonwealth Bank

10.42*     Promissory Note, dated April 19, 1996, by and between The JPM Company and Commonwealth Bank

11.1       Computation of Per Share Earnings

21.1       Subsidiaries of Registrant

23.1       Consent of Price Waterhouse LLP. (See Report of Independent
           Accountants)

27.1       Financial Data Schedule.

           * Incorporated by reference from Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996, as amended.

(b)        Reports on Form 8-K

                     No reports on Form 8-K were filed on behalf of the registrant during the fiscal year ended September 30, 1996.

                                  EXIBIT INDEX
                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K

Exhibit No.          Exhibit Description        Sequential Page No
-----------          -------------------        ------------------

11.1           Statement of per share earnings         34

21.1           Subsidiaries of Registrant              35

27             Financial Data Schedule


                                   SIGNATURES

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE JPM COMPANY
                                               (Registrant)

BY: /s/ William D. Baker                   BY: /s/ John H. Mathias
    --------------------                       -------------------
    William D. Baker                           John H. Mathias
    Chief Financial Officer and Treasurer      Chairman of the Board and
    (Principal Financial and Accounting        Chief Executive Officer
    Officer)                                   (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature          Title                                        Date
     ---------          -----                                        ----

/s/ John H. Mathias     Chairman, Chief Executive Officer     December 13, 1996
----------------------  and Director (principal executive
John H. Mathias         officer)


/s/ James P. Mathias    President and Director                December 13, 1996
----------------------
James P. Mathias

/s/ William D. Baker    Chief Financial Officer and Treasurer December 13, 1996
----------------------  (principal financial and accounting
William D. Baker        officer)


/s/ Janet B. Mathias    Secretary and Director                December 13, 1996
----------------------
Janet B. Mathias


/s/ Steven N. Brody     Director                              December 13, 1996
-------------------
Steven N. Brody


/s/ Bruce M. Eckert     Director                              December 13, 1996
-------------------
Bruce M. Eckert


/s/ Wayne A. Bromfield  Director                              December 13, 1996
----------------------
Wayne A. Bromfield

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED SEPTEMBER 30, 1994, 1995, 1996
                            (dollars in thousands)


                                                                 Additions
                                                       --------------------------
                                                        Charged          Charged
                                         Balance at     to costs         to other                              Balance at
                                         beginning        and            accounts          Deductions              end of
Description                              of period      expenses         describe           describe             period
----------------------------             ----------     --------         --------          ----------          ----------
Year ended September 30, 1994:
Allowance for doubtful accounts..         $    84        $    (1)         $     5(2)        $       -          $       88
Inventory reserve................             190             190               -                 190(1)              190

Year ended September 30, 1995:
Allowance for doubful accounts...              88            (14)              11(2)                -                  85
Inventory reserve................             190            340                -                 192(1)              338

Year ended September 30, 1996:
Allowance for doubful accounts...              85             45                -                   1                 129
Inventory reserve................             338            362                -                  93(1)              607

(1)  Due to disposal of excess and obsolete inventory.
(2)  Due to recovery of accounts previously written off.