Form 10-Q
period 1996-12-31
JPM CO
filed 1997-02-05
CIK 1007581

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1996
                              --------------------------------------------------

                                      OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission file number   0-27738
                      ----------------------------------------------------------

                                THE JPM COMPANY

--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

               Pennsylvania                                      23-1702908
-------------------------------------------       ------------------------------
     (State or other jurisdiction of                         (I. R. S. Employer
     incorporation or organization)                          Identification No.)

     Route 15 North, Lewisburg, PA                            17837
-------------------------------------------------------------------------------

     (Address of principal executive offices)               (ZIP Code)

Registrant's telephone number, including area code     717-524-8200
                                                   -----------------------------

           Not applicable
--------------------------------------------------------------------------------

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

Yes      X                 No
    -----------               -----------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At December 31, 1996, 6,039,641 shares of common stock, $.000067 par value, are issued and outstanding.

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited-In Thousands)

                                                 Three Months Ended
                                         Dec. 31, 1996        Dec. 31, 1995
                                    --------------------- --------------------  --------------------  --------------------
Net sales                              $          20,217     $         12,385

Cost of sales                                     16,327               10,355
                                    --------------------- --------------------  --------------------  --------------------

   Gross profit                                    3,890                2,030

Selling, general and administrative                1,454                1,016
                                    --------------------- --------------------  --------------------  --------------------

   Operating profit                                2,436                1,014

Other income (expense)
  Interest expense                                  (80)                (266)
  Other (net)                                        293                 (55)
                                    --------------------- --------------------  --------------------  --------------------
                                                     213                (321)
                                    --------------------- --------------------  --------------------  --------------------

Income before taxes, minority
   interest                                        2,649                  693

Provision for income taxes                         1,059                  277
                                    --------------------- --------------------  --------------------  --------------------

Income before minority interest                    1,590                  416

Minority interest                                      -                  205
                                    --------------------- --------------------  --------------------  --------------------

Net income                                         1,590                  211

Cumulative dividend on Preferred                       -                   60
                                    --------------------- --------------------  --------------------  --------------------
  Stock

Net income applicable to Common        $           1,590    $             151
                                    ===================== ====================  ====================  ====================
  Stock
Earnings per share                    $             0.24    $            0.04
                                    ===================== ====================  ====================  ====================

Weighted average number of shares              6,498,443            3,925,229

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                           December 31,               September 30,
                                                                               1996                       1996
                                                                        --------------------      ----------------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash                                                                      $           752          $            1,411
  Accounts receivable, net                                                            9,330                       9,903
  Inventories, net                                                                   10,679                       9,330
  Other current assets                                                                  758                         740
                                                                        --------------------      ----------------------
    Total current assets                                                             21,519                      21,384

Property, plant and equipment                                                         9,382                       7,966
Notes receivable related parties                                                        203                         206
Excess of cost over fair value of assets acquired                                     4,563                       4,640
Other assets                                                                            594                         520
                                                                        --------------------      ----------------------

                                                                           $         36,261           $          34,716
                                                                        ====================      ======================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Short-term borrowings                                                     $         1,030            $            257
  Current maturities of long-term debt                                                  681                         631
  Accounts payable                                                                    3,870                       5,132
  Accrued expenses                                                                    3,584                       3,976
  Income tax payable                                                                    908                       1,061
  Deferred income taxes                                                                 879                         879
                                                                        --------------------      ----------------------
   Total current liabilities                                                         10,952                      11,936

Long-term debt, less due currently                                                    4,164                       3,249
Other long-term liabilities                                                             959                         962
                                                                        --------------------      ----------------------
                                                                                     16,075                      16,147
SHAREHOLDERS' EQUITY

  Common Stock, $.000067 par value, 50,000,000 shares authorized,
    issued 6,018,000 in 1995, 6,040,000 at June 30, 1996                                  -                           -
  Additional paid-in-capital                                                         16,189                      16,162
  Retained earnings                                                                   3,997                       2,407
                                                                        --------------------      ----------------------
    Total shareholders' equity                                                       20,186                      18,569
                                                                        --------------------      ----------------------
                                                                           $         36,261           $          34,716
                                                                        ====================      ======================

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-in Thousands)

                                                                                             THREE MONTHS ENDED
                                                                              -------------------------------------------------
                                                                                 Dec. 31,1996               Dec. 31, 1995
                                                                              ---------------------      ----------------------
Cash flows from operating activities:
  Net income                                                                    $            1,590          $              211
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                                              338                         198
    Foreign currency translation (gain) loss                                                 (349)                        (15)
    Provision for doubtful accounts                                                              4                          18
    Loss (gain) on sale of property, plant & equipment                                          41                         (2)
    Minority interest                                                                            -                         205
    Deferred compensation expense                                                               27                          13
    Change in assets and liabilities, net of effects from business acquired:
       (Increase) decrease in accounts receivable                                              569                     (1,259)
       (Increase) decrease in inventories                                                  (1,349)                     (1,073)
       (Increase) decrease in other assets                                                    (92)                           2
       Increase (decrease) in accounts payable                                             (1,262)                       2,808
       Increase (decrease) in accrued expenses                                                (73)                       (627)
       Increase (decrease) in income taxes payable                                           (153)                        (54)
                                                                              ---------------------      ----------------------
          Net cash provided by (used in) operating activities                                (709)                         425

  Capital expenditures                                                                       (667)                       (500)
  Proceeds from the sales of property, plant and equipment                                      71                           -
  Deferred compensation plan contributions                                                       -                        (21)
  Loans to related parties, net                                                                  3                           -
                                                                              ---------------------      ----------------------
          Net cash used in investing activities                                              (593)                       (521)

Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities                                          773                         621
  Principal payments on long-term debt                                                       (157)                       (185)
  Proceeds from sale of stock options                                                           27                           -
  Preferred stock dividends paid                                                                 -                        (79)
                                                                              ---------------------      ----------------------
          Net cash provided by financing activities                                            643                         357
                                                                              ---------------------      ----------------------

Increase (decrease) in cash                                                                  (659)                         260
Cash at beginning of the period                                                              1,411                       1,279
                                                                              ---------------------      ----------------------
Cash at end of the period                                                         $            752          $            1,540
                                                                              =====================      ======================

Supplemental information relative to non-cash investing and financing activity-See notes.

The accompanying notes are an integral part of these statements.

Accounting Policies
-------------------
The consolidated balance sheet as of December 31, 1996, and the related consolidated statements of earnings and cash flows for the three month periods ended December 31, 1996 and December 31, 1995, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1996, included in the Company's form 10-K dated December 13, 1996.

Inventories
-----------
Inventories are valued at the lower of cost or market as determined on the first-in, first out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.

                                                     Dec. 31,                        Sept. 30,
(In Thousands)                                         1996                            1996
                                                       ----                            ----
Finished goods                                         $ 1,735                        $ 1,515
Work-in-process                                          1,393                          1,253
Raw material and supplies                                8,175                          7,169
Valuation reserve                                         (624)                          (607)
                                                    --------------------           ----------

                                                       $10,679                        $ 9,330
                                                        ======                          =====

Supplemental Cashflow Information
---------------------------------

During the first quarter of fiscal year 1997, the Company incurred a capital lease obligation of $1,122 associated with the lease of a manufacturing facility in Beaver Springs, PA.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net sales for the three months ended December 31, 1996 increased $7,832,000, or 63.2%, to $20,217,000 compared to the same period one year earlier. The sales increase was the result of internal sales growth through increased volumes with existing customers.

Gross profit increased $1,860,000, or 91.6%, for the three months to $3,890,000 when compared to the corresponding period one year earlier. Gross profit as a percentage of net sales increased to 19.2% from 16.4% for the three month period compared to the same period one year earlier. The increased gross margin as a percentage of net sales for the three month period was mainly the result of decreased raw material costs related to the Company's ability to acquire materials at a lower price than the year ago period and the greater absorption of fixed costs because of greater volumes. The ability to acquire materials at lower prices is attributable to higher volume purchase discounts. Also affecting the gross margins in the quarter was an annual wage increase granted October 1, 1996 to substantially all of the Company's domestic employees and start-up costs related to the Company's new manufacturing facility in Beaver Springs, PA.

Selling, general and administrative ("SG & A") expenses increased $438,000, or 43.1%, for the three month period to $1,454,000 compared to the same period one year earlier. As a percentage of net sales, SG & A declined to 7.2% from 8.2% for the three month period compared to the same period one year earlier. The increase in SG & A expenses was primarily due to compensation expenses necessary to support the Company's growth and, to a lesser extent, to commissions paid on the sale of certain of the Company's products.

Other expense decreased $534,000, or -166.4%, for the three months when compared to the same period one year earlier. The decrease was mainly because of a $349,000 translation gain realized during the three months.

The Company's effective tax rate for the three month period remained at 40%.

Net earnings increased $1,379,000, or 653.6%, to $1,590,000 when compared to the three month period one year earlier. The net earnings increase during the three months was mainly due to increased sales and margins as discussed above and the Company's acquisition of the remaining 40 % of Pantera on April 30, 1996.

Earnings per share increased to $0.24 from $0.04 for the three month period when compared to the year earlier period. Earnings per share for the three months were increased $0.03 by a $349,000 translation gain realized at its Electronica Pantera subsidiary.

Liquidity and Capital Resources
-------------------------------
Operating activities during the first three months of fiscal 1997 utilized cash in the amount of $709,000 mainly to finance increased inventory needed to support sales growth and new customer start-ups as compared to cash generated in the amount of $425,000 during the same period one year earlier. Working capital at December 31, 1996 was $10,567,000, an increase of $1,119,000 from September 30, 1996.

During the three months the Company had capital expenditures of $667,000, comprised mainly of production equipment. During the quarter the Company also entered into a lease purchase agreement for $1,122,000 for the lease purchase of the new facility in Beaver Springs, PA.

The Company maintains a bank revolving credit line to permit the Company to draw up to $6,500,000 collateralized by the Company's inventories and accounts receivable. The interest rate is the bank's prime lending rate.

The line requires the Company to maintain a debt service coverage ratio of no less than 1.4 to 1.0; limits advances to a percentage of: (i) eligible accounts receivable starting at 90% and reducing to 80% by January 1998, plus (ii) raw materials and finished goods inventory of 35%; provides for certain restrictions with regard to acquisitions, mergers, dissolution, capital expenditures and the incurrence of additional indebtedness; and prohibits loans to or investments in other entities or persons. The Company is in compliance with all loan covenants at December 31, 1996. The bank line of credit expires April 30, 1997. Borrowings under the line of credit at December 31, 1996 amounted to $1,030,000 against an availability of $6,500,000 based on the collateral base and the $6,500,000 limit.

On November 25, 1996, the Company announced it had signed a letter of intent to merge with Denron, Inc., a San Jose, California based manufacturer of wire harnesses and cable assemblies. Denron had sales of approximately $25,000,000 during its most recent fiscal year completed March 31, 1996. The transaction is intended to be accounted for as a pooling of interests combination. The Company would issue up to approximately 1,500,000 shares in the transaction currently expected to be completed by approximately March 31, 1997.

The Company believes cash flow from operations and funds available from its bank lines of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve months. However, depending upon its rate of growth, acquisitions and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.

                          PART II - OTHER INFORMATION

Item 1.              N/A
-------

Item 2.              N/A
-------

Item 3.              N/A
-------

Item 4.              N/A
-------

Item 5.              N/A
-------

Item 6.    Exhibits and Reports on Form 8-K.
--------------------------------------------

           (a)       Exhibits:
                     27 - Financial Data Schedule

           (b) Reports on Form 8-K: None filed for the period ended December 31, 1996.

                                  SIGNATURES
                                  ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   THE JPM COMPANY
                                                   ---------------
                                                      Registrant

Date: February 5, 1997          By:  /s/ John H. Mathias
     ----------------------         -------------------------------------------
                                     John H. Mathias
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)

Date: February 5, 1997          By:  /s/ William D. Baker
     ----------------------         -------------------------------------------
                                     William D. Baker
                                     Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and Accounting
                                     Officer)

                                 EXHIBIT INDEX
                                 -------------
                  Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------


Exhibit No.                               Exhibit Description                      Sequential Page No.
-----------                               -------------------                      -------------------
   27.                                    Financial Data Schedule                          11

The following exhibits are incorporated by reference from the Company's annual report on Form 10-K filed on December 13, 1996.

    3.1.*                                 Amended and Restated Articles of Incorporation
                                            of the Company

    3.2.*                                 Amended and Restated Bylaws of the Company

    4.1.*                                 Specimen Certificate of Common Stock of the Company

   10.4.*                                 List of contracts identified in Item 16 of the Company's
                                            Registration Statement

   23.1.                                  Consent of Duane Morris Heckscher

   24.1.                                  Power of Attorney

* Filed as part of the Company's registration statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.