Form 10-Q
period 1997-03-31
JPM CO
filed 1997-05-14
CIK 1007581

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                ------------------------------------------------

                                      OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                                ------------------------------------------------

Commission file number   0-27738
                       ---------------------------------------------------------

                                THE JPM COMPANY

________________________________________________________________________________

            (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-1702908
--------------------------------                 -------------------------------

   (State or other jurisdiction of                   (I. R. S. Employer

   incorporation or organization)                     Identification No.)

      Route 15 North, Lewisburg, PA                        17837
--------------------------------------------------------------------------------

   (Address of principal executive offices)              (ZIP Code)

Registrant's telephone number, including area code   717-524-8200
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

Yes     X              No
    ----------            __________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1997, 6,077,141 shares of common stock, $.000067 par value, are issued and outstanding.

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited-In Thousands)

                                                        Three Months Ended              Six Months Ended
                                                   Mar. 31,1997   Mar. 31,1996    Mar. 31,1997   Mar. 31,1996
                                                   ------------   ------------    ------------   ------------
Net sales                                            $   23,123     $   14,470     $   43,340   $   26,855

Cost of sales                                            18,182         12,330         34,509       22,685
                                                     ----------     ----------     ----------   ----------

 Gross profit                                             4,941          2,140          8,831        4,170

Selling, general and administrative                       1,710          1,117          3,164        2,133
                                                     ----------     ----------     ----------   ----------

 Operating profit                                         3,231          1,023          5,667        2,037

Other income (expense)
 Interest expense                                          (109)          (282)          (189)        (536)
 Other (net)                                                (66)            34            227          (33)
                                                     ----------     ----------     ----------   ----------
                                                           (175)          (248)            38         (569)
                                                     ----------     ----------     ----------   ----------

Income before taxes, minority interest                    3,056            775          5,705        1,468

Provision for income taxes                                1,223            310          2,282          587
                                                     ----------     ----------     ----------   ----------

Income before minority interest                           1,833            465          3,423          881

Minority interest                                             -            166              -          371
                                                     ----------     ----------     ----------   ----------

Net income                                                1,833            299          3,423          510

Cumulative dividend on Preferred Stock                        -             60              -          120
                                                     ----------     ----------     ----------   ----------

Net income applicable to Common Stock                $    1,833     $      239     $    3,423   $      390
                                                     ==========     ==========     ==========   ==========

Earnings per share                                        $0.27          $0.05          $0.51        $0.09
                                                     ==========     ==========     ==========   ==========
Weighted average number of shares                     6,683,366      3,845,627      6,626,401    3,885,429

The accompanying notes are an integral part of these statements

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited-In Thousands)

                                                                       March 31, 1997    September 30, 1996
ASSETS

CURRENT ASSETS:
  Cash                                                                         384             $ 1,411
  Accounts receivable, net                                                  12,920               9,903
  Inventories, net                                                          10,411               9,330
  Other current assets                                                         789                 740
                                                                           -------             -------
    Total current assets                                                    24,504              21,384

Property, plant and equipment                                                9,623               7,966
Notes receivable related parties                                                 -                 206
Excess cost over fair value of assets acquired, net                          4,485               4,640
Other assets                                                                   811                 520
                                                                           -------             -------

                                                                           $39,423             $34,716
                                                                           =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Short-term borrowings                                                    $ 1,773             $   257
  Current maturities of long-term debt                                         681                 631
  Accounts payable                                                           4,206               5,132
  Accrued expenses                                                           4,330               3,976
  Income tax payable                                                           474               1,061
  Deferred income taxes payable                                                879                 879
                                                                           -------             -------
    Total current liabilities                                               12,343              11,936

Long-term debt, less due currently                                           3,972               3,249
Other long-term liabilities                                                    996                 962
                                                                           -------             -------
                                                                            17,311              16,147

SHAREHOLDERS' EQUITY
  Common Stock, $.000067 par value, 50,000,000 shares authorized
    issued 6,077,000 at March 31, 1997, 6,018,000 in 1996,                       -                   -
  Additional paid-in capital                                                16,282              16,162
  Retained earnings                                                          5,830               2,407
                                                                           -------             -------
    Total shareholders' equity                                              22,112              18,569
                                                                           -------             -------

                                                                           $39,423             $34,716
                                                                           =======             =======

The accompanying notes are an integral part of these statements

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-In Thousands)

                                                                        Six Months Ended
                                                                Mar. 31, 1997      Mar. 31, 1996
                                                                -------------      -------------
Cash flows from operating activities:
  Net income                                                        $ 3,423            $   510
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                       734                437
    Foreign currency translation (gain) loss                           (335)                (5)
    Provision for doubtful accounts                                      35                 24
    Loss (gain) on sale of property, plant & equipment                   34                 (5)
    Minority interest                                                     -                371
    Deferred compensation expense                                        35                 90
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                     (3,112)            (2,898)
      (Increase) decrease in inventories                             (1,081)            (1,334)
      (Increase) decrease in other assets                              (243)              (314)
      Increase (decrease) in accounts payable                          (925)             2,031
      Increase (decrease) in accrued expenses                           688                (32)
      Increase (decrease) in income taxes payable                      (587)               188
                                                                    -------            -------
        Net cash (used in) operating activities                      (1,334)              (937)

Cash flows from investing activities:
  Capital expenditures                                               (2.340)              (803)
  Proceeds from the sales of property, plant and equipment               71                 12
  Deferred compensation plan contributions                              (38)               (68)
  Loans to related parties, net                                         206                (19)
                                                                    -------            -------
    Net cash (used in) investing activities                          (2,101)              (878)

Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities                 1,566              1,101
  Proceeds from the issuance of long-term debt                        1,073                525
  Principal payments on long-term debt                                 (350)              (353)
  Proceeds from exercise of stock options                               119                  -
  Preferred stock dividends paid                                          -                (79)
                                                                    -------            -------
    Net cash provided by financing activities                         2,408              1,194

(Decrease) in cash                                                   (1,027)              (621)
Cash at beginning of the period                                       1,411              1,280
                                                                    -------            -------
Cash at end of the period                                           $   384            $   659
                                                                    =======            =======

Supplemental information relative to non-cash investing and financing activity-See notes.

The accompanying notes are an integral part of these statements.

Accounting Policies
-------------------
The consolidated balance sheet as of March 31, 1997, and the related consolidated statements of operations for the three month and six month periods ended March 31, 1997 and March 31, 1996 and cash flows for the six month periods ended March 31, 1997 and March 31, 1996, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1996, included in the Company's form 10-K dated December 13, 1996.

Inventories
-----------
Inventories are valued at the lower of cost or market as determined on the first-in, first out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.


                               Mar. 31,             Sept. 30,
(In Thousands)                  1997                  1996
                               --------             --------

Finished goods                  $2,013               $1,515
Work-in-process                  1,205                1,253
Raw material and supplies        7,838                7,169
Valuation reserve                 (645)                (607)
                                ------               ------

                               $10,411               $9,330
                                ======               ======

Supplemental Cash Flow Information
----------------------------------
During the first quarter of fiscal year 1997, the Company incurred a capital lease obligation of $1,122 associated with the lease of a manufacturing facility in Beaver Springs, PA.

Supplemental Earnings Per Share Information (SFAS 128)
------------------------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. EPS included in the accompanying financial information is computed in accordance with APB Opinion No. 15, "Earnings per Share". Had the provisions of SFAS 128 been effective for the Company's second quarter of fiscal 1997, basic EPS and diluted EPS on a pro forma basis would be approximately $.30 per share and $.27 per share, respectively, for the three months ended March 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
Net sales for the three and six months ended March 31, 1997 increased $8,653,000, or 59.8%, and $16,485,000 or 61.4%, to $23,123,000 and $43,340,000,
respectively, compared to the same periods one year earlier. The net sales increase for both the three and the six month periods was primarily the result of internal sales growth through increased volumes with existing customers. The Company experienced some softness in business from one of its major customers at the end of the quarter and another during mid-quarter. Although this slow down was more than offset by the growth in sales to other customers, the late quarter slow down continues during the early weeks of the third fiscal quarter, historically the slowest quarter for the Company and its industry.

Gross profit increased $2,801,000, or 130.9% and $4,661,000, or 111.8% to
$4,941,000 and $8,831,000, respectively, for the three and six month periods when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales increased to 21.4% from 14.8% and to 20.4% from 15.5%, respectively, for the three and six month periods compared to the same periods one year earlier. The increased gross margin as a percentage of net sales for the three and six month periods was mainly the result of a favorable product mix, decreased raw material costs related to the Company's ability to acquire materials at a lower price than the year ago period because of increased purchase volumes and the greater absorption of fixed costs because of greater sales volumes. The ability to acquire materials at lower prices is attributable to higher volume purchase discounts. Negatively impacting the Company's margins during the second quarter were start-up costs related to new products to be built in San Jose, CA. at Denron, Inc., an acquisition expected to close during the first week of June 1997.

Selling, general and administrative ("SG & A") expenses increased $593,000, or 53.1%, for the three month period to $1,710,000 and $1,031,000, or 48.3% for the six month period to $3,164,000 when compared to the same periods one year earlier. As a percentage of net sales, SG & A declined to 7.4% from 7.7% for the three month period and to 7.3% from 7.9% for the six month period compared to the same periods one year earlier. The increase in SG & A expenses was primarily due to compensation expense necessary to support the Company's growth and to commissions paid on the sale of certain of the Company's products.

Other expense decreased $73,000, or 29.4%, for the three months and $607,000, or 107.7% for the six months compared to the same periods one year earlier. The decrease for the six months was mainly because of a $349,000 translation gain realized during the first three months of fiscal 1997 and a reduction in interest expense of $347,000 resulting from the pay down of debt after the Company's April 30, 1996 IPO.

The Company's effective tax rate for the three month period remained at 40%.

Net earnings increased $1,534,000, or 513.0% and $2,913,000, or 571.2%, to
$1,833,000 and $3,423,000 respectively, compared to the same periods one year earlier. The net earnings increase during the three months and six months was primarily due to increased sales and margins as discussed above and the Company's acquisition of the remaining 40 % of Pantera on April 30, 1996.

Earnings per share increased to $0.27 from $0.05 and $0.51 from $0.09 for the three and six month periods, respectively, compared to the same periods one year earlier. Earnings per share for the six months was increased $0.03 by a $349,000 translation gain realized at its Electronica Pantera subsidiary during the Company's first quarter of fiscal 1997.

Liquidity and Capital Resources
-------------------------------
Operating activities during the six months of fiscal 1997 utilized cash in the amount of $1,334,000 mainly to finance increased inventory and accounts receivable needed to support sales growth and new customer start-ups as compared to cash used in the amount of $937,000 during the same period one year earlier. Working capital at March 31, 1997 was $12,161,000, an increase of $2,713,000 from September 30, 1996.

During the six months the Company had capital expenditures of $2,340,000, comprised mainly of production equipment. During the six months the Company also entered into a lease purchase agreement for $1,122,000 for the lease purchase of the new facility in Beaver Springs, PA.

The Company's $6,500,000 bank line of credit requires the Company to maintain a debt service coverage ratio of no less than 1.4 to 1.0; limits advances to a percentage of: (i) eligible accounts receivable starting at 90% and reducing to 80% by January 1998, plus (ii) raw materials and finished goods inventory of 35%; provides for certain restrictions with regard to acquisitions, mergers, dissolution, capital expenditures and the incurrence of additional indebtedness; and prohibits loans to or investments in other entities or persons. The Company is in compliance with all loan covenants at March 31, 1997. The bank line of credit expires April 30, 1997.

Borrowings under the Company's line of credit at March 31, 1997 amounted to $1,773,000 against an availability of $6,500,000 based on the collateral base and the $6,500,000 limit.

On March 31, 1997, the Company signed a commitment letter to increase its bank revolving credit line to permit the Company to draw up to $20,000,000 collateralized by the Company's inventories and accounts receivable. The interest rate is the bank's prime lending rate minus .25% or a rate per annum equal to 2% in excess of the bank's LIBOR rate for borrowings of 30, 60 or 90 days.

On November 25, 1996, the Company announced it had signed a letter of intent to merge with Denron, Inc., a San Jose, California based manufacturer of wire harnesses and cable assemblies. Denron had sales of approximately $25,000,000 during its fiscal year completed March 31, 1996. The transaction is intended to be accounted for as a pooling of interests combination. Based on recent stock prices of approximately $25.00 per share and the $23,000,000 acquisition cap provided for under the agreement, the Company would issue approximately 950,000 shares in the transaction currently expected to be completed by approximately June 6, 1997.

Subsequent to the close of the second quarter on April 22, 1997, the Company announced it had reached an agreement in principle to acquire the assets of Corma GmbH located in Leuchtenberg, Germany and Corma s. r. o. located in Bor, Czech Republic for approximately $2,000,000. JPM had previously announced a manufacturing services agreement with Corma to manufacture products to support JPM's customers in Europe. The initial agreement was to provide wire harness and cable assemblies to Interbold, the joint venture between IBM and Diebold for ATM's in the European market.

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


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

This filing may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, and commercialization risks, costs associated with integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including its recent filings on Forms 10-K, 10-Q and Schedule 14A.

                          PART II - OTHER INFORMATION

Item 1.        N/A
-------

Item 2.        N/A
-------

Item 3.        N/A
-------

Item 4.        N/A
-------

Item 5.        N/A
-------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

          (a)  Exhibits:
               27 - Financial Data Schedule

          (b) Reports on Form 8-K: On March 12 1997, the Company filed a notice of the execution of a definitive merger agreement for the acquisition of Denron, Inc.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE JPM COMPANY
                                         ---------------
                                             Registrant


Date: May 13, 1997            By: /s/ John H. Mathias
     ------------------           --------------------------------
                                     John H. Mathias
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)



Date: May 13, 1997            By: /s/ William D. Baker
     ----------------------       --------------------------------------
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