Form 10-Q
period 1997-06-30
JPM CO
filed 1997-08-11
CIK 1007581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                              ------------------------------------------------

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

                                THE JPM COMPANY

--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

               Pennsylvania                         23-1702908
   ---------------------------------      ----------------------------

    (State or other jurisdiction of              (I.R.S. Employer

      incorporation or organization)            Identification No.)

      Route 15 North, Lewisburg, PA                  17837
--------------------------------------------------------------------------------
(Address of principal executive offices)           (ZIP Code)


Registrants telephone number, including area code   717-524-8200
                                                  -----------------------------

          Not Applicable
-------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 10 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X      No
    -------       -------

     Indicate the number of shares outstanding of each of the issuer's of common stock, as of the latest practicable date.

At June 30, 1997, 6,920,511 shares of common stock, $.000067 par value, are issued and outstanding.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited-in thousands, except per share data)

                                                Three Months Ended               Nine Months Ended
                                          June 30, 1997   June 30, 1996     June 30, 1997   June 30, 1996
                                          --------------  --------------   ---------------  --------------

Net sales                                      $ 28,761        $ 21,869        $   85,642      $  61,882

Cost of sales                                    22,218          17,694            68,046         52,041
                                                -------         -------           -------        -------

 Gross profit                                     6,543           4,175            17,596          9,841

Selling, general and administrative               2,513           2,076             7,359          5,638
Costs related to merger                             743               -               743              -
                                                -------         -------           -------        -------

Operating profit                                  3,287           2,099             9,494          4,203

Other income (expense)
 Interest expense                                  (195)           (195)             (451)          (731)
 Other (net)                                       (186)             30                63            (63)
                                                -------         -------           -------        -------
                                                   (381)           (165)             (388)          (794)
                                                -------         -------           -------        -------

Income before taxes, minority interest            2,906           1,934             9,106          3,409

Provision for income taxes                        1,162             748             3,642          1,328
                                                -------         -------           -------        -------

Income before minority interest                   1,744           1,186             5,464          2,081

Minority interest                                     -              52                 -            423
                                                -------         -------           -------        -------

Net income                                        1,744           1,134             5,464          1,658

Cumulative dividend on preferred stock                -              20                 -            140
                                                -------         -------           -------        -------

Net income applicable to common stock          $  1,744        $  1,114        $    5,464      $   1,518
                                                  =====           =====             =====          =====
Earnings per share                             $   0.23        $   0.15        $     0.73      $    0.25

Weighted average number of shares             7,544,861       6,227,621         7,436,337      5,193,606

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                               June 30, 1997       September 30, 1996
                                               -------------       ------------------
                                                (unaudited)
ASSETS
CURRENT ASSETS
 Cash                                            $    1,477              $ 1,411
 Accounts receivable, net                            13,261               12,228
 Inventories, net                                    13,972               11,342
 Other current assets                                 1,117                  934
                                                    -------              -------
  Total current assets                               29,827               25,915

Property, plant and equipment, net                   10,893                8,536
Notes receivable related parties                          -                  206
Excess of cost over fair
 value of assets acquired, net                        4,421                4,640
Other assets                                            876                  565
                                                    -------              -------
                                                    $46,017              $39,862
                                                    =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Short-term borrowings                              $ 2,001              $ 1,532
 Current maturities of long-term debt                   693                  637
 Accounts payable                                     6,590                6,877
 Accrued expenses                                     4,514                4,486
 Income taxes payable                                   618                1,090
 Deferred income taxes payable                        1,089                1,087
                                                    -------              -------
  Total current liabilities                          15,505               15,709

Long-term debt, less due currently                    3,831                3,264
Other long-term liabilities                           1,036                  962
                                                    -------              -------
                                                     20,372               19,935

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares
 authorized; none issued and outstanding                  -                    -
Common stock $.000067 par value, 40,000,000 shares
 authorized issued 6,921,000 at June 30, 1997,
 6,810,000 in 1996                                        -                    -
Additional paid-in capital                           16,466               16,212
Retained earnings                                     9,179                3,715
                                                    -------              -------
 Total shareholder's equity                          25,645               19,927
                                                    -------              -------
                                                   $ 46,017              $39,862
                                                   ========              =======


The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-In Thousands)


                                                               Nine Months Ended
                                               June 30, 1997     June 30, 1996
                                               -------------     -------------
Cash flows from operating activities:
 Net income                                        $ 5,464             $ 1,658
 Adjustments to reconcile net income to
  net cash:
  Depreciation and amortization                      1,334               1,010
  Foreign currency translation (gain) loss            (154)                (12)
  Provision for doubtful accounts                       94                  30
  Loss (gain) on sale of property, plant
   and equipment                                        31                  (5)
  Deferred tax provision                                 5                 116
  Minority interest                                      -                 423
  Deferred compensation expense                         74                  90
  Change in assets and liabilities:
      (Increase) decrease in accounts
       receivable                                   (1,249)             (4,624)
      (Increase) decrease in inventories            (2,630)             (2,132)
      (Increase) decrease in other assets             (298)                (91)
       Increase (decrease) in accounts
        payable                                       (286)              2,122
       Increase (decrease) in accrued
        expenses                                       180                 785
       Increase (decrease) in income taxes
        payable                                       (471)                349
                                                   -------             -------
          Net cash provided by (used in)
           operating activities                      2,094                (281)
                                                   -------             -------

Cash flows from investing activities:
 Payments for businesses acquired                        -              (3,400)
 Capital expenditures                               (2,593)             (2,100)
 Proceeds from the sales of property,
  plant & equipment                                    211                  37
 Deferred compensation plan contributions              (77)                (68)
 Loans to related parties, net                         206                 380
                                                   -------             -------
   Net cash (used in) investing activities          (2,253)             (5,151)
                                                   -------             -------

Cash flows from financing activities:
    Net borrowings (repayments) under
     credit facilities                                 476              (4,699)
    Proceeds from issuance of long-term
     debt                                               19                 525
    Principal payments on long-term debt              (523)             (1,407)
    Net proceeds from sale of common stock               -              14,389
    Proceeds from exercise of stock options            253                   -
    Preferred stock redemption                           -              (1,885)
    Preferred stock dividends paid                       -                (601)
                                                   -------             -------
       Net cash provided by financing
        activities                                     225               6,322
                                                   -------             -------

Increase in cash                                        66                 890
Cash at beginning of the period                      1,411               1,280
                                                   -------             -------
Cash at the end of the period                      $ 1,477             $ 2,170
                                                   =======             =======

Supplemental information relative to non-cash investing and financing activity-See notes.

The accompanying notes are an integral part of these statements.

Business Combination
--------------------

On June 4, 1997 the Company completed a merger with Denron by exchanging 791,170 shares of the Company's common stock for all of the outstanding common stock of Denron. Each share of Denron stock was exchanged for 1.055 shares of JPM common stock.

The merger is intended to be constituted as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Denron as though it had always been a part of the Company.

Prior to the merger, Denron's fiscal year ended on March 31. In recording the business combination, Denron's 1996 prior period financial statements have been restated to a year ended September 30, to conform with the Company's fiscal year-end.

There were no transactions between JPM and Denron prior to the combination, and immaterial adjustments were recorded to conform Denron's accounting policies.

The combined results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                         Three Months   Three Months    Nine Months    Nine Months
                                             Ended          Ended          Ended          Ended
                                         June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                                         -------------  -------------  -------------  -------------
(in thousands)

Net sales
  JPM                                          $21,181        $15,555        $65,151        $42,410
  Denron                                         6,950          6,314         20,491         19,472
                                               -------        -------        -------        -------
    Combined                                   $28,761        $21,869        $85,642        $61,882
                                               =======        =======        =======        =======
Net income applicable to common stock
  JPM                                          $ 1,629        $   961        $ 5,028        $ 1,471
  Denron                                           115            173            436            187
                                               -------        -------        -------        -------
    Combined                                   $ 1,744        $ 1,134        $ 5,464        $ 1,658
                                               =======        =======        =======        =======

In connection with the merger, the Company recorded in the third quarter a charge to operating expenses of $743,000 for direct costs pertaining to the merger transaction. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and related charges.

Accounting Policies
-------------------
The consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended June 30, 1997 and June 30, 1996, have been prepared by the Company without audit. In the opinion of the management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indications of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1996, included in the Company's Form 10-K dated December 13, 1996.

Inventories
-----------
Inventories are valued at the lower cost or market as determined on the first-in, first out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.


                      June 30,   Sept. 30,
(in thousands)          1997        1996
                        ----        ----

Finished goods         $ 2,468     $ 1,540
Work-in-process          1,248       1,870
Raw material            10,749       8,539
Valuation reserves        (673)       (607)
                       -------     -------

                       $13,972     $11,342
                       =======     =======

Supplemental Cash Flow Information
----------------------------------
During the first quarter of fiscal 1997, the Company incurred a capital lease obligation of $1,122 associated with the lease of a manufacturing facility in Beaver Springs, PA.

Supplemental Earnings Per Share Information (SFAS 128)
-------------------------------------------------------
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic diluted EPS on the face of the income statement for all entities with a complex capital structure. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. EPS included in the accompanying financial information is computed in accordance with APB Opinion No. 15, "Earnings per Share". Had the provisions of SFAS 128 been effective for the Company's third quarter of fiscal 1997, basic EPS and diluted EPS on a pro forma basis would be approximately $0.32 per share and $0.27 per share, respectively, for the three months ended June 30, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company's current and historic results reflect its acquisition of Denron, Inc. ("Denron") through a pooling of interests transaction on June 4, 1997. See "Business Combinations".

Net sales for the three and nine month periods ended June 30, 1997 increased $6,892,000, or 31.5%, and $23,760,000, or 38.4%, respectively, compared to the same periods one year earlier. The net sales increase for both the three and nine month periods were primarily the result of internal sales growth through increased volumes with existing customers. Sales during the three month period, were negatively impacted by seasonal slowness in its customer's computer and telecommunications business.

Gross profit increased $2,368,000, or 56.7%, and $7,755,000, or 78.8%, to
$6,543,000 and $17,596,000 respectively, for the three month and nine month periods when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales increased to 22.8% from 19.1% and to 20.6% from 15.9%, respectively, for the three month and nine month periods compared to the same periods one year earlier. The increase in gross margin as a percentage of net sales for the three and nine month periods was primarily the result of a favorable product mix, decreased raw material costs related to the Company's ability to acquire materials at lower prices because of increased purchase volumes and the greater absorption of fixed costs because of greater sales volumes. The ability to acquire materials at lower prices is attributable to higher volume purchase discounts.

Selling, general and administrative ("SG & A") expenses increased $1,183,000, or 56.8% for the three month period and $2,464,000, or 43.7%, for the nine month period, compared to the same periods one year earlier. As a percent of net sales, SG & A increased to 11.3% from 9.5% for the three month period and to 9.5% from 9.1% for the nine month period compared to the same periods one year earlier. Before the $743,000 charge for costs related to the merger with Denron, the three and nine month period's SG & A percentages were 8.7% and 8.6%, respectively. In addition to the charge for costs related to the merger, SG &A expense increases were attributable to compensation expense necessary to support the Company's growth and to commissions paid on the sale of certain of the Company's products.

The Company's effective tax rate for the three month and nine month periods remained at 40%.

Net earnings increased $630,000, or 55.6% ,and $3,946,000, or 260%, to
$1,744,000 and $5,464,000, respectively, compared to the same periods one year earlier. The net earnings increase during the three and nine month periods was primarily due to the increased sales and margins as discussed above.

Earnings per share increased to $0.23 from $0.15 and $0.73 from $0.25 for the three and nine month periods, respectively, compared to the same periods one year earlier. Earnings per share for both periods were negatively affected by $0.06 for the $743,000 charge for costs related to the merger with Denron.

Liquidity and Capital Resources
-------------------------------

Operating activities during the nine months of fiscal 1997 provided cash in the amount of $2,094,000, primarily attributable to net income and depreciation which offset inreases in accounts receivable and inventory, as compared to cash used in the amount of $281,000 during the same period one year earlier. Working capital at June 30, 1997 was $14,322,000, an increase of $4,116,000 from September 30, 1996. During the nine months the Company had capital expenditures of $2,593,000, comprised mainly of production equipment. During the nine month period the Company also entered into an agreement for $1,122,000 for the lease of the new facility in Beaver Springs, PA.

On May 30, 1997, the Company entered into a $20,000,000 bank line of credit secured by the Company's accounts receivables and inventory. The interest rate is the bank's prime rate minus .25% or a LIBOR-based rate determined by a sliding scale based on the Company's debt to equity ratio, currently at the bank's LIBOR rate plus 1.25% for borrowings of 30, 60 and 90 days.

Borrowings under the Company's line of credit at June 30, 1997 were $2,001,000 against a borrowing availability of $16,007,000 based on the collateral base and the $20,000,000 limit.

On June 4, 1997 the Company completed a merger with Denron by exchanging 791,170 shares of the Company's common stock for all of the outstanding common stock of Denron. Each share of Denron stock was exchanged for 1.055 shares of JPM common stock.

The merger is intended to be constituted as a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Denron as though it had always been a part of the Company.

Prior to the merger, Denron's fiscal year ended on March 31. In recording the business combination, Denron's 1996 prior period financial statements have been restated to a year ended September 30, to conform with the Company's fiscal year-end.

On April 22, 1997, the Company announced that it had reached an agreement in principle to acquire the assets of Corma GmbH located in Leuchtenberg, Germany and Corma s.r.o. located in Bor, Czech Republic for approximately $2,000,000. JPM had previously announced a manufacturing services agreement with Corma to manufacture products to support JPM's customers in Europe. The initial agreement is to provide wire harnesses and cable assemblies to Interbold, the joint venture between IBM and Diebold for ATM's in the European market.

The Company believes cash flow from operations and funds available from its bank line of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve months. However, depending upon its rate of growth, acquisitions and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.

Subsequent to the close of the third quarter, the Company announced that it had begun preparation of a registration statement for an underwritten secondary offering of common stock. Although the size and terms of the offering have not yet been determined, the offering is anticipated to be approximately 3,000,000 shares to be apportioned between the Company and certain of its current shareholders in an approximate 2 to 1 ratio. The Company anticipates utilizing the proceeds from such offering to fund Company growth, to participate in the continued industry consolidation, to expand both domestically and internationally and for other business purposes. The Company expects to file its registration statement in the next few months and any sales will be made only by means of a written prospectus.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1955.

This filing may contain forward-looking statements that involve risks and uncertainties, Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are the impact of a competitive products and pricing, product demand, the presence of empetitors with greater financial resources, and commercialization risks, costs associated with integration and administraiton of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including its recent filings on Forms 10-K, 10-Q and Schedule 14A.

                           PART II-OTHER INFORMATION

Item 1.    N/A
-------

Item 2.    N/A
-------

Item 3.    N/A
-------

Item 4.    N/A
-------

Item 5.    N/A
-------

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits:
              27-Financial Data Schedule

         (b) Reports of Form 8-K: On March 12, 1997, the Company filed notice of the execution of a definitive merger agreement for the acquisition of Denron, Inc. On June 4, 1997 the Company filed a notice of the closing of the Denron acquisition.

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

                                                     THE JPM COMPANY
                                                     ---------------
                                                        Registrant



Date:     August 11, 1997         By:  /s/ John H. Mathias
                                       -----------------------------------
                                       John H. Mathias
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

Date:      August 11, 1997        By:  /s/ William D. Baker
                                       -----------------------------------
                                       William D. Baker
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial Officer and
                                       Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------
                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------

Exhibit No.        Exhibit Description            Sequential Page No.
-----------        -------------------            -------------------
    27             Financial Data Schedule               12

The following exhibits are incorporated by reference from the Company's annual report on Form 10-K filed on December 13, 1996.

3.1.* Amended and Restated Articles of Incorporation of the Company

3.2.*              Amended and Restated Bylaws of the Company

4.1.*              Specimen Certification of Common Stock of the Company

10.4.*             List of contracts identified in Item 16 of the company's
                   Registration Statement

24.1.              Power of Attorney

* Filed as part of the Company's registration statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.