Form 10-K
period 1997-09-30
JPM CO
filed 1997-11-24
CIK 1007581

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                              September 30, 1997

                                      or

[_]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                          Commission File No. 0-27738

                                THE JPM COMPANY
            (Exact name of registrant as specified in its charter)

     Pennsylvania                                          23-1702908
(State or other jurisdiction                            (I.R.S. Employer
of incorporation)                                       Identification
                                                        Number)
           Route 15 North
       Lewisburg, Pennsylvania                            17837
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (717) 524-8200

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.000067 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [_]

The Registrant's revenues for the most recent fiscal year were $112,787,000.

As of September 30, 1997, 6,970,245 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the average closing bid and asked prices of the Common Stock at that date as reported by the National Association of Securities Dealers Automated Quotation National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $86,000,000.

Portions of the proxy dated December 20, 1997 for the Annual Meeting of Shareholders to be held on January 27, 1998 (the "1998 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)  General Development of the Business.
     -----------------------------------

The JPM Company (the "Company") was organized September 30, 1968 as a recapitalization of a company originally founded in 1949 by Jay P. Mathias, father of the current Chairman of the Board of Directors and Chief Executive Officer, John H. Mathias and the current President and Chief Operating Officer, James P. Mathias. The Company is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers (OEMs) in the computer, networking and telecommunications sectors of the global electronics industry.

The Company is headquartered in Lewisburg, Pennsylvania and operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; Winnsboro, South Carolina; San Jose, California; Bor, Czech Republic; and Guadalajara, Mexico.

In June 1997, the Company merged with Denron, Inc. ("Denron"), a manufacturer of cable assemblies and wire harnesses in San Jose, California, in a transaction accounted for as a pooling of interests, by issuing 791,170 shares of Common Stock in exchange for all of the outstanding stock of Denron. This Form 10-K reflects all historical and current information of the combined companies.

In August 1997, the Company, through its subsidiaries JPM Deutschland and JPM the Czech Republic, acquired substantially all of the assets of Corma Elektrotechnische Productions GmbH, Leuchtenberg, Germany and Corma spol s. r. o., Bor, the Czech Republic (collectively "Corma") for cash in the amount of approximately $1,700,000.

(b)  Financial Information About Industry Segments.
     ---------------------------------------------

All revenue of the Company is generated from a single business segment: the manufacture of wire harnesses and cable assemblies.

(c)  Narrative Description of Business.
     ---------------------------------

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs in the computer, networking and telecommunications sectors of the global electronics industry. The Company manufactures a wide spectrum of products which transfer power or transmit voice, data or video within the OEMs' equipment or to external connections. Principal applications of the Company's products include computers and computer peripherals, network routers and switches, self service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

Consistent with its marketing strategy, a substantial portion of the Company's products are sold to a limited number of customers. The Company's strategy is to focus on industry leaders in the computer, networking and telecommunications markets with whom it can develop mutually beneficial relationships. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with selected new OEM customers within its targeted markets. Because of the complexity of these relationships, sales cycles can be long, sometimes taking up to 18 months or more to develop. The Company's operating results can fluctuate significantly both annually and quarterly because of customers' product life cycles and new product introductions by new and existing customers.

(d)  Manufacturing.
     -------------

The Company manufactures substantially all of its products on a build-to-order basis based on the forecasts of its customers. The Company operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; Winnsboro, South Carolina; San Jose, California; Guadalajara, Mexico; and Bor, Czech Republic and has manufacturing services arrangements with companies in Taipei, Taiwan and in the People's Republic of China. Each of the Company's manufacturing facilities is capable of producing the full range of the Company's products. The Company maintains rapid prototype capabilities at each of its plants for designing and developing customized products for its customers.

The vast majority of the Company's products are manufactured by cross-trained, customer-focused teams working in cells or on continuous flow manufacturing lines. This team approach enhances quality, responsiveness and flexibility, permitting the Company to meet customer requirements for shorter lead times and greater scheduling flexibility. The teams support customer just-in-time inventory shipment requirements, including bin replenishment programs, and allow direct shipments to installation sites with cables packed in order of use for ease of installation. Each team prioritizes its own workload, balancing issues of set-up, economic lot sizing, operator skills availability, equipment scheduling and material availability with customer delivery requirements. Cross-training of employees is an integral feature of this team approach. All employees, including members of the production teams, receive quality skills training focusing on the benefits of statistical process control techniques that may be applied on critical processes in their respective work areas. Manufacturing engineering teams also evaluate process capabilities through statistical data analysis and capability studies.

The Company emphasizes extensive and detailed quality assurance systems throughout its operations. Each facility is Underwriters' Laboratory listed, approved by the Canadian Standards Association and ISO 9000 certified by an independent accreditation organization. ISO 9000 is part of a standard developed by the International Organization for Standardization, a worldwide federation of national standards bodies which establishes a framework for structuring and documenting operations.

The Company is subject to a variety of foreign, federal, state and local laws, rules and regulations relating to, among other things, the health and safety of its work force, emissions to the air, discharge to waters and the generation, handling, storage and transportation of waste and other materials. The Company believes that it is currently in compliance in all material respects with such laws, rules and regulations.

(e)  Marketing.
     ---------

The Company's sales and marketing efforts are focused on identifying and satisfying customer needs and supporting the customer relationship on an ongoing basis. The Company seeks to develop extensive working relationships with its customers through customer focus teams comprised of sales, quality assurance, engineering, purchasing, and manufacturing personnel and customer service specialists working collectively to focus on customer satisfaction. To strengthen its market penetration and customer relationships in key geographic regions, the Company establishes customer support teams, consisting of sales personnel, design engineers and production planners. The teams enable the Company to assist customers in the design and redesign of cable assemblies and wire harnesses and provide additional production planning and control services at the customer's site, thereby reinforcing and enhancing the Company's responsiveness to the customer's needs and providing a greater level of support.

The Company's sales cycle with respect to new customers normally is an extended process pursuant to which the OEM qualifies the Company as a supplier. This progressive process typically involves exchanges of information through written surveys, presentations, site visits, formal audits, sample quotations and first piece builds. At the same time, the Company conducts extensive research regarding the OEM's organization and seeks to establish contacts at multiple levels within that organization. This cycle can take 18 months or more from the initial contact to the first production order. For existing customers, the Company seeks to expand its sales through multi-level relationships with design engineers and other decision-makers within the OEM's organization.

The Company's sales and marketing programs are managed by its Vice President of Marketing and Sales and supported by a total of 26 customer service specialists in the Company's six manufacturing facilities. The Company also employs 11 sales executives based in Pennsylvania, New York, Florida, Texas, California and Germany as well as a Marketing Manager in Pennsylvania. In addition to the sales executives, the Company has four Custom Design Support Engineers based in South Carolina, Ohio, Texas and California, providing product development and design engineering support locally to its customers.

During the fiscal year ended September 30, 1997, sales of the Company's products to Diebold, Nortel, IBM, and Hewlett-Packard represented 17%, 16%, 14% and 10%, respectively, of the Company's total sales. During the fiscal year ended September 30, 1996, sales of the Company's products to Diebold and IBM represented 18% and 15%, respectively, of the Company's total sales. During the fiscal year ended September 30, 1995, sales of the Company's products to Diebold and IBM represented 22% and 14%, respectively, of the Company's total sales.

The Company typically enters into annual contracts with its major customers. These contracts periodically mature and are renewed throughout the year in the normal course of business.

During each of the last three fiscal years, the Company's net sales to the computer market sector (including self-service terminals and network bridges and routers) and to the telecommunications market sector represented approximately 86% and 8%, respectively, of the Company's net sales.

(f)  Competition.
     -----------

The Company operates in an international market characterized by intense competition. While the Company does not believe that any of its competitors provides the breadth of product line with the quality and at the prices offered by the Company, competition within particular portions of the Company's business comes from a broad range of companies. Several of the Company's competitors are much larger and have greater financial, management and marketing resources than the Company. In addition to other independent manufacturers of cable assemblies and wire harnesses such as itself, the Company's competitors include manufacturers who are primarily connector manufacturers and who compete primarily on the basis of having certain proprietary connector technology, contract manufacturers and independent manufacturers. Competition within the industry is primarily based on the combination of quality, production capacity, breadth of product line, engineering support capability, price, local support capability, delivery, packaging, systems support and financial strength.

(g)  Backlog.
     -------

The Company estimates its backlog at September 30, 1997 and 1996 was approximately $25,544,000 and $15,857,000, respectively. The Company does not include within backlog non-binding, extended purchase orders and contractual arrangements in which final authorization and shipment dates have not yet been specified. Substantially all of the September 30, 1997 backlog is expected to be shipped by December 31, 1997. Because of customers' and the industry's movement to just-in-time and pull systems, the Company's backlog at any particular date is not necessarily representative of the Company's level of business to be expected in the ensuing period.

(h)  Employees.
     ---------

As of September 30, 1997, the Company had approximately 2,800 full-time employees, including approximately 2,200 production operators, 450 in engineering and other manufacturing support functions, 75 in executive, finance and administrative functions, 50 in sales and customer service functions, and 34 in materials management functions. The Lewisburg, Guadalajara, Beaver Springs, Winnsboro, San Jose, Bor and Leuchtenberg Facilities have approximately 538, 1,279, 257, 225, 366, 90 and eight full-time employees, respectively. At the Guadalajara Facility, approximately 200 full-time and 650 temporary production employees are members of Confederacion de Trabajadores Mexicanos (the Confederation of Mexican Workers) and are covered by a collective bargaining agreement that is negotiated annually. None of the Company's other employees are union members or are covered by a collective bargaining agreement. The Company has never experienced a labor strike or other labor-related work stoppage. Periodically, during times of increased production, the Lewisburg, Beaver Springs and Winnsboro Facilities employ temporary employees, who may constitute 10-15% of the total employees at these facilities. The Company considers its relations with its employees to be good.

(i)  Proprietary Information.
     -----------------------

The Company relies on trade secrets and other unpatented proprietary information in its operations. While the Company believes that it has developed certain proprietary production methods, there can be no assurance that others will not develop similar or better methods. The Company's senior management employees have entered into confidentiality agreements and the Company seeks to enter into such agreements with its customers and suppliers as it deems appropriate. There can be no assurance, however, that such agreements will effectively prevent disclosure of the Company's confidential information.

ITEM 2.  PROPERTIES

The Company operates ISO 9002 certified facilities located in Lewisburg and Beaver Springs, Pennsylvania; Winnsboro, South Carolina; San Jose, California; and Guadalajara, Mexico. The Company's facilities in Leuchtenberg, Germany and Bor, Czech Republic are ISO 9001 certified. The Company's headquarters are located at the Lewisburg facilities, which are comprised of a manufacturing and warehouse building of approximately 115,000 square feet and an adjoining office building of approximately 7,000 square feet. The Lewisburg facility is subject to first and second mortgage liens in the amount of approximately $1,333,000 and $845,000, respectively, as of September 30, 1997. The Beaver Springs facility is a 60,000 square foot manufacturing, warehouse and office facility which was acquired through a lease purchase agreement and is located approximately 25 miles from the Lewisburg facilities. The Winnsboro facility includes manufacturing, warehouse and office space in a single building of approximately 47,000 square feet. This facility is subject to a mortgage lien in the amount of approximately $1,000,000 as of September 30, 1997. The San Jose facility is a leased facility and contains manufacturing, warehouse and office space. The lease of this 40,000 square foot facility will expire in October, 2002. The Company also leases 7,200 square feet of office space in San Jose, California. The lease on this space expires in September, 2000. The Company also leases 13,000 square feet of manufacturing space in Bor, Czech Republic. The lease on this facility expires March, 2000. The Company leases 6,000 square feet of warehouse and engineering space in Leuchtenberg, Germany. The lease on this facility expires March, 2004. The Company leases a building of approximately 70,000 square feet in Guadalajara, Mexico which contains its manufacturing, warehouse and office space. The building is covered by two separate leases. The lease of approximately 12,500 square feet of this facility, consisting of certain office, warehouse and parking space, will expire in May, 1998. The leases for the remaining portions of the facility, consisting of approximately 48,800 square feet of manufacturing and office space and approximately 8,700 square feet of warehouse space, expire in April, 1998. Electronica Pantera ("Pantera") also owns approximately four acres of undeveloped land located approximately eight miles from the current facility, as to which the Company has no current plans. Although management of the Company believes that its facilities are currently adequate to meet its requirements, the Company may require additional manufacturing capacity depending upon its future rate of growth.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS COMMON STOCK PRICE RANGE

The Company's Common Stock is listed on The NASDAQ Stock Market's National Market ("NASDAQ") and trades under the symbol "JPMX". The Company completed an initial public offering on April 30, 1996. The following table presents the high and low closing prices for the Common Stock for the fiscal year ended September 30, 1997 and since becoming a public company (April 30, 1996) for the fiscal year ended September 30, 1996, as reported by NASDAQ.


FISCAL YEAR ENDED 1996     HIGH   LOW
                           ----   ---
First Quarter            $   --  $   --
Second Quarter               --      --
Third Quarter              9.25    7.50
Fourth Quarter             9.38    7.38

FISCAL YEAR ENDED 1997
First Quarter             19.25    8.88
Second Quarter            23.00   16.00
Third Quarter             38.00   15.25
Fourth Quarter            42.25   23.00

On November 5, 1997 there were approximately 155 holders of record of the Company's Common Stock.

DIVIDEND POLICY

The Company has never paid dividends on shares of its Common Stock. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends in the future, if any, will be determined by the Board of Directors of the Company and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The bank which extended a mortgage on the Company's Winnsboro Facility limits dividends to 25% of income before income taxes.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five year period ended September 30, 1997, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.


                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------------------------
                                                             1997       1996      1995      1994      1993
                                                           -------------------------------------------------
Operating Statement Data:

                                                   (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

     Net sales...........................................  $112,787   $85,516   $54,042   $41,418   $34,268
     Gross profit........................................    23,537    14,706     8,491     6,991     4,995
     Income from operations..............................    12,853     6,900     2,979     1,244       774
     Net income..........................................     7,329     3,083       936       307       197
     Net income as a percentage of sales.................       6.5%      3.6%      1.7%      0.7%      0.6%
     Net income (loss) applicable to
      Common Stock.......................................     7,329     2,943       659        67       (43)
     Net income (loss) per common share..................     $0.97     $0.48     $0.14     $0.02    ($0.01)
     Weighted average common shares
      outstanding........................................     7,538     5,683     4,390     4,280     4,280
                                                                                SEPTEMBER 30,
                                                           ------------------------------------------------
                                                             1997      1996      1995      1994      1993
                                                           ------------------------------------------------
Balance Sheet Data:

                                                   (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

     Working capital.....................................  $ 12,612   $10,206   $   164   $   948   $   928
     Total assets........................................    54,130    39,862    25,427    16,645    13,699
     Short-term debt.....................................     9,699     2,169     6,937     3,888     3,168
     Long-term debt......................................     2,805     3,264     4,292     2,407     2,598
     Shareholders' equity................................    28,231    19,927     4,866     3,688     3,460

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs in the computer, networking and telecommunications sectors of the global electronics industry. The Company manufactures a wide spectrum of products which transfer power or transmit voice, data or video within the OEMs' equipment or to external connections. Principal applications of the Company's products include computers and computer peripherals, network routers and switches, self-service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial electrical controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

Consistent with its marketing strategy, a substantial portion of the Company's products are sold to a limited number of customers. The Company's strategy is to focus on industry leaders in the computer, networking and telecommunications markets with whom it can develop mutually beneficial relationships. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with selected new OEM customers within its targeted markets. Because of the complexity of these relationships, sales cycles can be extremely long, sometimes taking up to 18 months or more to develop. The Company's operating results can fluctuate significantly both annually and quarterly because of customers' product life cycles and new product introductions by new and existing customers.

In addition to its domestic facilities, the Company operates facilities in Guadalajara, Mexico (the "Guadalajara Facility"), Bor, Czech Republic (the "Bor Facility") and Leuchtenberg, Germany (the "Leuchtenberg Facility"). The functional currency of the Guadalajara Facility is the United States dollar. All sales and receivables, over 90% of raw material purchases, all cash equivalents and all borrowings are denominated in United States dollars. However, certain costs, including the majority of labor and factory overhead costs, are denominated in Mexican pesos. As a result, fluctuations in the peso to United States dollar exchange rate directly affect the Company's results of operations. In addition, future regulatory changes in Mexico could also affect the Company's operating results, including mandatory increases in the minimum wage of 10% scheduled for December 1997 and an additional 10% scheduled for April 1998.

The Company's gross margins are mainly impacted by new customer and new product start-up costs, raw material acquisition costs, product mix and manufacturing productivity. New customer and product start-up costs which are typically incurred prior to the recognition of associated revenue, include engineering costs related to product and process development, manufacture and approval of prototypes and training of production employees.

The following table presents, as a percentage of net sales, certain selected consolidated financial data for each of the three fiscal years completed September 30, 1997, 1996 and 1995:


                                             FISCAL YEAR ENDED
                                          ----------------------
                                           1997    1996    1995
                                          ----------------------

Net sales...............................  100.0%  100.0%  100.0%
Cost of sales...........................   79.1    82.8    84.3
                                           ----    ----    ----
Gross profit............................   20.9    17.2    15.7
Selling, general and administrative
 expenses...............................    8.7     9.1    10.2
Costs related to the merger.............     .8       -       -
                                            ---     ---    ----
                                            9.5     9.1    10.2
                                            ---     ---    ----
Income from operations..................   11.4     8.1     5.5
Interest expense, net...................    0.6     1.0     1.5
Other income (expense)..................      -    (0.3)   (0.3)
                                            ---     ---     ---
Income before taxes and minority
 interest...............................   10.8%    6.8%    3.7%
                                           ====     ===     ===

COMPARISON OF FISCAL YEAR 1997 WITH FISCAL YEAR 1996

Net sales for fiscal 1997 increased by $27,271,000, or 31.9%, as compared to fiscal 1996. This increase was from sales to new OEM customers and increased sales to certain existing customers.

Gross profit increased by $8,831,000, or 60.1%, in fiscal 1997 as compared to fiscal 1996. As a percentage of net sales, gross profit increased from 17.2% to 20.9%. The increase in gross margin as a percentage of net sales was primarily due to increased overhead absorption as a result of increased sales volume, lower raw material acquisition costs due to larger volume purchase discounts and a favorable product mix.

Selling, general and administrative expenses for fiscal 1997 increased $2,878,000, or 36.9%, as compared to fiscal 1996, primarily as a result of increased compensation expenses for additional personnel to support the Company's growth, $873,000 in additional expenses related to the Company's merger with Denron and additional administrative costs related to being a public company.

Interest expense for fiscal 1997 decreased by $201,000, or 23.1%, as compared to fiscal 1996, primarily due to the utilization of funds generated by the Company's April 30, 1996 initial public offering to pay down short-term debt.

The Company's effective income tax rate for fiscal 1997 was 39.8% as compared to 39.1% for fiscal 1996.

Net income for fiscal 1997 increased $4,246,000, or 137.7%, to $7,329,000 as compared to fiscal 1996 net income of $3,083,000. Earnings per share during fiscal 1997 were $.97 compared to $.48 for fiscal 1996. Net income and earnings per share increased during the year mainly because of increased sales and gross margins as discussed above.

COMPARISON OF FISCAL YEAR 1996 WITH FISCAL YEAR 1995

Net sales for fiscal 1996 increased by $31,474,000, or 58.2%, as compared to fiscal 1995. This increase came from three sources: the inclusion of net sales of Pantera for the full fiscal year; sales to new OEM customers; and increased sales to certain existing customers. Pantera's net sales for the twelve months were $12,675,000 higher than its five months' 1995 sales. Sales to new customers including those at Pantera totaled $10,790,000.

Gross profit increased by $6,215,000, or 73.2%, in fiscal 1996 as compared to fiscal 1995. As a percentage of net sales, gross profit increased from 15.7% to
17.2%.   The increased gross margin was primarily due to decreased raw material costs related to the Company's ability to obtain larger volume discounts on raw material purchases and increased overhead absorption as a result of increased sales volume, offset in part by slightly lower unit selling prices in 1996 compared to 1995, resulting from volume-based price decreases to certain customers.

Selling, general and administrative expenses for fiscal 1996 increased by $2,294,000, or 41.6%, as compared to fiscal 1995, primarily as a result of the inclusion of Pantera for a full fiscal year, increased amortization expense and increased compensation expense.

Interest expense for fiscal 1996 increased by $44,000, or 5.3%, as compared to fiscal 1995. The increase was associated with slightly higher borrowing levels and increased borrowing rates through the Company's initial public offering on April 30, 1996. After that date, the Company paid down its short-term borrowings.

Other expense increased primarily due to foreign currency losses in 1996 as compared to gains in 1995 offset by the absence of debt conversion expense incurred in 1995.

The effective income tax rate for fiscal 1996 was 39.1% as compared to 43.3% in fiscal 1995. The decrease in the effective income tax rate was primarily due to greater pre-tax income which decreased the impact on the tax rate of the non-deductible amortization of intangible assets and to the absence of non-deductible debt conversion expense incurred in 1995.

Net income for fiscal 1996 increased $2,147,000, or 229.4%, to $3,083,000 as compared to fiscal 1995 net income of $936,000. Net income increased during the year mainly because of increased sales and gross margins as discussed above.

Fiscal 1996 and 1995 net income were reduced by $423,000 and $199,000, respectively, for the minority interest in Pantera, which was acquired by the Company in connection with its April 30, 1996 initial public offering. In addition to cumulative dividends declared in 1996 and 1995 of $140,000 and $240,000, respectively, the Company declared a participating Preferred Stock dividend in the amount of $36,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during 1997 was $1,201,000. Net cash provided from operating activities during 1996 was $138,000. The cash used during 1997 was primarily utilized to finance increases in inventory, as a result of sales growth. The cash generated in 1996 was primarily from net income, depreciation and increases in accounts payable and accrued expenses which exceeded cash utilized to finance increases in accounts receivable and inventory, as a result of sales growth.

Working capital was $12,612,000 at September 30, 1997, an increase of $2,406,000 from September 30, 1996. The increase in working capital was primarily the result of inventory growth in response to current and anticipated sales levels offset by increases in borrowings under Credit Facilities.

During 1997, the Company expended $4,255,000 for capital expenditures. Financing activities provided cash in the amount of $6,388,000 primarily to finance increased working capital needs and the merger with and acquisition of Denron and Corma, respectively.

CREDIT FACILITIES

In May 1997, the Company entered into a new bank revolving line of credit which permits the Company to draw up to $20,000,000 collateralized by the Company's inventories and accounts receivable. The interest rate on the new line is the bank's prime lending rate minus .25% or, at the Company's election, a LIBOR-based rate measured on a sliding scale tied to the Company's debt to net worth ratio. The line of credit provides for advances up to the lesser of $20,000,000 or 90% of the Company's qualified accounts receivable plus 80% of raw materials and finished goods inventory. The line of credit requires maintenance of certain financial ratios and provides certain restrictions with regard to acquisitions, mergers, dissolution and the incurrence of additional indebtedness; and prohibits loans to other entities or persons. At September 30, 1997, the Company was in compliance with all loan covenants. The line of credit may be terminated on demand by the bank. At September 30, 1997, borrowings under this line of credit facility amounted to $8,182,000 against an availability of $20,000,000 at an interest rate of 8.25%.

The Company believes that its cash flow from operations, current short-term investments and credit facilities will be sufficient to satisfy its working capital requirements and capital expenditure needs over at least the next twelve months. The Company expects to spend approximately $5,000,000 on capital expenditures during fiscal 1998. However, depending on its rate of growth, profitability and potential acquisition activity, the Company may require additional equity or debt financing to meet its working capital requirements, capital expenditure, additional manufacturing capacity or acquisition needs.
See "Subsequent Events" below.

SUBSEQUENT EVENTS

On October 16, 1997, the Company announced it had signed a letter of intent to acquire 60% of AF DataLink Equipamentos de Telecomunicacao, Ltda. ("DataLink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for approximately $9,000,000. DataLink had sales of approximately $4,000,000 during its most recent fiscal year completed December 31, 1996 and has sales of approximately $6,000,000 for the nine months ended September 30, 1997.

On October 9, 1997, the Company announced it had filed a registration statement to sell 3,680,000 shares including 2,000,000 shares offered by the Company and 1,200,000 shares by selling shareholders. In addition, the underwriters have an option to purchase up to 480,000 additional shares to cover over-allotments. On November 18, 1997, the Company announced that due to present market turbulence, it was delaying the proposed sale of the additional 2,000,000 shares.

INFLATION

The Company does not believe that inflation had a significant impact on its results of operations during the last three fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. EPS included in the accompanying financial information is computed in accordance with APB Opinion No. 15, "Earnings Per Share." Had the provisions of SFAS 128 been effective for the periods presented, the Company's basic EPS and diluted EPS on a pro forma basis would be as follows:


                               Year Ended September 30,
                        --------------------------------------
                        1997    1996    1995    1994     1993
                       -----   -----   -----   -----    -----
Basic EPS.......        $1.07   $0.51   $0.15   $0.02   ($0.01)
Diluted EPS.....        $0.97   $0.48   $0.15   $0.02   ($0.01)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The JPM Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on pages 27 and 28 present fairly, in all material respects, the financial position of The JPM Company and its subsidiaries (the "Company") at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
November 6, 1997


                                THE JPM COMPANY
                          CONSOLIDATED BALANCE SHEET
                     (in thousands except per share data)
                                                               SEPTEMBER 30,
                                                         -------------------------
                                                            1997           1996
                                                         ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents......................       $     543      $   1,411
  Accounts receivable (net of allowance of $222
   and $129).....................................          12,692         12,254
  Inventories, net...............................          19,328         11,342
  Other current assets...........................           2,045            908
                                                            -----           ----
    Total current assets.........................          34,608         25,915
Property, plant and equipment, net...............          13,552          8,536
Notes receivable -- related parties..............               -            206
Excess of cost over fair value of net assets
 acquired and other intangible assets, net.......           4,807          4,640
Other assets.....................................           1,163            565
                                                            -----           ----
                                                        $  54,130      $  39,862
                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........................       $   8,182      $   1,532
  Current maturities of long-term debt...........           1,517            637
  Accounts payable...............................           6,841          7,614
  Accrued expenses...............................           3,924          3,749
  Income taxes payable...........................               -          1,090
  Deferred income taxes..........................           1,532          1,087
                                                            -----          -----
    Total current liabilities....................          21,996         15,709
Long-term debt...................................           2,805          3,264
Deferred compensation liability..................             621            509
Deferred income taxes............................             477            453
                                                           ------         ------
                                                           25,899         19,935
                                                           ------         ------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, no par value, 10,000 shares
   authorized, Class A, $31.43 stated value, no
   shares issued and outstanding ................               -              -
  Common Stock, $.000067 par value, 40,000
   shares authorized, issued 6,970 shares in
   1997 and 6,809 shares in 1996.................               -              -
  Additional paid-in capital.....................          17,187         16,212
  Retained earnings..............................          11,044          3,715
                                                           ------          -----
    Total shareholders' equity...................          28,231         19,927
                                                           ------         ------
                                                        $  54,130      $  39,862
                                                        =========      =========

 The accompanying notes are an integral part of these financial statements.

                                THE JPM COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                           YEAR ENDED SEPTEMBER 30,
                                                                                   --------------------------------------
                                                                                       1997           1996          1995
                                                                                   ----------    ----------    ----------
Net sales .................................................................         $ 112,787     $  85,516     $  54,042
Cost of sales .............................................................            89,250        70,810        45,551
                                                                                    ---------     ---------     ---------
                                                                                       23,537        14,706         8,491
Selling, general and administrative expenses ..............................             9,811         7,806         5,512
Costs related to the merger ...............................................               873            --            --
                                                                                    ---------     ---------     ---------
                                                                                       12,853         6,900         2,979
Other income (expense):
  Interest expense ........................................................              (670)         (871)         (827)
  Other, net ..............................................................                (1)         (271)         (152)
                                                                                    ---------     ---------     ---------
                                                                                         (671)       (1,142)         (979)
                                                                                    ---------     ---------     ---------

Income before income taxes and minority interest ..........................            12,182         5,758         2,000
Provision for income taxes ................................................             4,853         2,252           865
                                                                                    ---------     ---------     ---------

Income before minority interest ...........................................             7,329         3,506         1,135
Minority interest .........................................................                --           423           199
                                                                                    ---------     ---------     ---------
Net income ................................................................             7,329         3,083           936
Cumulative dividends on Preferred Stock ...................................                --           140           277
                                                                                    ---------     ---------     ---------
Net income applicable to Common Stock .....................................         $   7,329     $   2,943     $     659
                                                                                    =========     =========     =========
Net income per common share ...............................................         $     .97     $     .48     $     .14
                                                                                    =========     =========     =========

Weighted average number of shares of Common Stock outstanding .............             7,538         5,683         4,390
                                                                                    =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                                THE JPM COMPANY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                        Preferred Stock           Common Stock
                                     --------------------     ---------------------      Additional
                                     Number        Stated       Number        Par         paid-in
                                     of shares      value      of shares     value        capital
                                     ---------   ----------   -----------  -----------   ----------

Balance at September 30, 1994 ...      111,840      $ 3,515     7,865,170      $    --    $      50

Subordinated debenture conversion           --           --       315,000           --          585

Preferred stock dividends paid ..           --           --            --           --           --

Net income ......................           --           --            --           --           --
                                     ---------   ----------   -----------  -----------   ----------

Balance at September 30, 1995 ...      111,840        3,515     8,180,170           --          635

Preferred stock dividends paid ..           --           --            --           --           --

Issuance of common stock ........           --           --     2,191,800           --       13,959

Preferred stock redemption and
 exchange for common stock ......     (111,840)      (3,515)      232,635           --        1,578

Debenture conversion to common
 stock ..........................           --           --       104,244           --          365

Treasury stock retirement .......           --           --    (3,900,000)          --         (325)

Net income ......................           --           --            --           --           --

Denron net income April 1 to
  September 30, 1995 (See Note 1)           --           --            --           --           --
                                      --------   ----------   -----------  -----------   ----------
Balance at September 30, 1996 ...           --           --     6,808,849           --       16,212

Issuance of common stock ........           --           --       161,396           --          975

Net income ......................           --           --            --           --           --
                                      --------   ----------   -----------  -----------   ----------
Balance at September 30, 1997 ...           --     $     --     6,970,245  $        --   $   17,187
                                      ========   ==========   ===========  ===========   ==========

                                                   Treasury Stock
                                                   --------------                Total
                                     Retained      Number                     shareholders'
                                     earnings     of shares        Cost         equity
                                    ----------    ----------    ----------    ----------
Balance at September 30, 1994 ...      $   448     3,900,000         $(325)      $ 3,688

Subordinated debenture conversion           --            --            --           585

Preferred stock dividends paid ..         (343)           --            --          (343)

Net income ......................          936            --            --           936
                                    ----------    ----------    ----------    ----------
Balance at September 30, 1995 ...        1,041     3,900,000          (325)        4,866

Preferred stock dividends paid ..         (600)           --            --          (600)

Issuance of common stock ........           --            --            --        13,959

Preferred stock redemption and
 exchange for common stock ......           --            --            --        (1,937)

Debenture conversion to common
 Stock ..........................           --            --            --           365

Treasury stock retirement .......           --    (3,900,000)          325            --

Net income ......................        3,083            --            --         3,083

Denron net income April 1 to
  September 30, 1995 (See Note 1)          191            --            --           191
                                    ----------    ----------    ----------    ----------
Balance at September 30, 1996 ...        3,715            --            --        19,927

Issuance of common stock ........           --            --            --           975

Net income ......................        7,329            --            --         7,329
                                    ----------    ----------    ----------    ----------
Balance at September 30, 1997 ...      $11,044            --         $  --       $28,231
                                    ==========    ==========    ==========    ==========

                                THE JPM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                        -----------------------------------
                                                                                           1997        1996         1995
                                                                                         --------    --------     ---------
Cash flows from operating activities:
  Net income .......................................................................   $  7,329    $  3,083    $    936
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..................................................      1,640       1,343         883
    Debt conversion expense ........................................................         --          --         165
    Foreign currency translation (gain) loss .......................................        (12)        143        (129)
    Loss (gain) on sale of property, plant and equipment ...........................         66          (5)         --
    (Gain) on sale of non-operating property -- related parties ....................         --          --         (48)
    Deferred taxes .................................................................         61         230         124
    Minority interest ..............................................................         --         423         199
    Deferred compensation expense ..................................................        112         118          94
    Change in assets and liabilities, net of effects from businesses acquired:
      (Increase) decrease in accounts receivable ...................................       (438)     (5,639)       (127)
      (Increase) decrease in inventories ...........................................     (7,762)     (3,907)       (716)
      (Increase) decrease in other assets ..........................................     (1,086)        (80)        601
      Increase (decrease) in accounts payable ......................................       (773)      2,139          56
      Increase (decrease) in accrued expenses ......................................        175       1,844         (64)
      Increase (decrease) in income taxes payable ..................................       (513)        446         (80)
                                                                                       --------    --------    --------
        Net cash provided by (used in) operating activities ........................     (1,201)        138       1,894
Cash flows from investing activities:
  Payments for assets and businesses acquired, net of cash acquired of
    $88 in fiscal 1997 and $1,584 in fiscal 1995 ...................................     (1,897)     (3,400)     (2,204)
  Capital expenditures .............................................................     (4,255)     (2,731)     (1,271)
  Proceeds from sale of property, plant and equipment ..............................          7           5          39
  Proceeds from sale of non-operating property -- related parties ..................         --          --          50
  Collections of notes receivable -- related parties ...............................        206         408          75
  Deferred compensation plan contributions .........................................       (116)       (118)       (102)
  Loans to related parties .........................................................         --         (30)        (39)
                                                                                       --------    --------    --------
    Net cash provided by (used in) investing activities ............................     (6,055)     (5,866)     (3,452)
Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities ..............................      6,650      (4,895)        652
  Proceeds from issuance of long-term debt .........................................         40         517       3,010
  Principal payments on long-term debt .............................................       (699)     (1,185)       (561)
  Common stock issuance ............................................................        397      13,959          --
  Preferred stock repurchase .......................................................         --      (1,937)         --
  Preferred stock dividends paid ...................................................         --        (600)       (343)
                                                                                       --------    --------    --------
    Net cash provided by (used in) financing activities ............................      6,388       5,859       2,758
                                                                                       --------    --------    --------
Increase (decrease) in cash and cash equivalents ...................................       (868)        131       1,200
Cash and cash equivalents at beginning of period ...................................      1,411       1,280          80
                                                                                       --------    --------    --------
Cash and cash equivalents at end of period .........................................   $    543    $  1,411    $  1,280
                                                                                       ========    ========    ========

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

                                 THE JPM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The JPM Company (the "Company") is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers in the computer, networking and telecommunications sectors of the global electronics industry.

     A substantial portion of the Company's products are sold to a limited number of customers. Accordingly, a significant decrease in business from, or the loss of, any major customer would have a material adverse effect on the Company. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with new customers. Because of the complexity of these relationships, sales cycles can be long, sometimes taking up to 18 months or more to develop. As the Company becomes a qualified supplier for new products and as its customers' products progress through their life cycles, the Company's operating results can fluctuate significantly.

A summary of the Company's significant accounting policies follows:

    Basis of presentation

      On June 4, 1997 the Company completed a merger with Denron, Inc. ("Denron") by exchanging 791,170 shares of the Company's common stock for all of the outstanding common stock of Denron. The merger has been accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No.
16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Denron as though it had always been a part of the Company.

       Prior to the merger, Denron's fiscal year ended on March 31. In recording the merger, Denron's March 31, 1995 financial statements have been combined with the Company's September 30, 1995 financial statements. Denron's 1996 financial information has been restated to a year ended September 30, 1996 to conform with the Company's fiscal year end. As a result, Denron's results of operations for the six months from April 1 through September 30, 1995 have been included as an adjustment to JPM's opening retained earnings as of October 1, 1995 (the beginning of fiscal 1996).

    Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

    Cash and cash equivalents

     Cash and cash equivalents represent cash and highly liquid short-term investments with original maturities of three months or less.

    Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of forecasted future demand.

    Property, plant and equipment

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

   Foreign currency translation

     The Company has determined that the U.S. dollar is the functional currency of its Mexican operations. Foreign currency inventories and property, plant and equipment are remeasured into U.S. dollars at historical rates; all other foreign currency assets and liabilities are remeasured at year-end exchange rates. Income and expenses are remeasured at average rates prevailing during the year, except for expenses related to inventories and property, plant and equipment, which are remeasured at historical rates. Exchange gains and losses resulting from remeasurement are included in earnings and amounted to a gain
(loss) of $12, ($143) and $129 for fiscal 1997, 1996 and 1995, respectively.

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

    Primary earnings (loss) per common share and share equivalents for periods subsequent to the completion of the Company's initial public offering is computed based on the weighted average number of shares outstanding plus the common stock equivalents related to stock options, once the latter causes dilution in earnings per share in excess of 3%.

    For each of the periods presented, fully diluted earnings (loss) per share is not presented since the results do not cause a dilution in earnings per share in excess of 3%.

   Stock based compensation

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the new method or disclose the pro forma income statement effects in their financial statements. This statement is effective for the Company's fiscal year ending September 30, 1997. The Company has elected to disclose the pro forma income statement effects of SFAS 123; therefore, SFAS 123 does not affect the Company's financial position or results of operations.

   Recent accounting pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. EPS included in the consolidated financial statements is computed in accordance with APB Opinion No. 15, "Earnings Per Share." Had the provisions of SFAS 128 been effective for the periods presented, the Company's basic EPS and diluted EPS on a pro forma basis would be as follows:

                                          Year Ended September 30,
                                          ------------------------
                                           1997     1996     1995
                                           ----     ----     ----
Basic EPS...............................  $1.07    $0.51    $0.15
Diluted EPS.............................  $0.97    $0.48    $0.15

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

2. ACQUISITIONS

     In May 1995, the Company purchased a 60% ownership in Electronica Pantera, S.A. de C.V. ("Pantera"), a Mexican manufacturer and assembler of cable and wire assemblies, for cash consideration of $3,600. The Company acquired the remaining 40% of Pantera for cash consideration of $3,400 in April 1996.

     In August 1997, the Company acquired the assets of Corma Elektrotechnische Production GmbH, Leuchtenberg, Germany and Corma Spol s.r.o., or, the
Czech Republic (collectively "Corma"), manufacturers and assemblers of cable and wire harnesses for cash consideration of $1,688.

     Information with respect to these acquisitions is presented below:


                                                     1997       1996       1995
                                                     ----       ----       ----
Cash paid (net of cash acquired) ..............   $ 1,688    $ 3,400    $ 2,016
Transaction and other costs ...................       209          -        188
                                                  -------    -------    -------
                                                    1,897      3,400      2,204
Liabilities assumed ...........................         -          -      4,543
Fair value of tangible assets acquired ........    (1,435)    (1,275)    (4,004)
                                                  -------    -------    -------
Excess of cost over fair value of net assets
  acquired and other intangible assets ........   $   462    $ 2,125    $ 2,743
                                                  =======    =======    =======

     Excess of cost over fair value of net assets acquired and other intangible assets comprise the following:

                                                                SEPTEMBER 30,
                                                                -------------
                                                               1997       1996
                                                             -------    -------
Excess of cost over fair value of net assets acquired ....   $ 5,230    $ 4,768
Other ....................................................       250        250
                                                             -------    -------
                                                               5,480      5,018
Accumulated amortization .................................      (673)      (378)
                                                             -------    -------
                                                             $ 4,807    $ 4,640
                                                             =======    =======

3. MAJOR CUSTOMERS AND SUPPLIERS

   Net sales to Diebold, Nortel, IBM and Hewlett-Packard amounted to 17%, 16%, 14% and 10% of total net sales, respectively, for fiscal 1997. Net sales to Diebold and IBM amounted to 18% and 15% of total net sales for fiscal 1996, respectively, and 22% and 14% of total net sales for fiscal 1995, respectively. Aggregate net sales to major customers, each of which exceeded 10% of total net sales were 57%, 33% and 36% of total net sales in 1997, 1996 and 1995, respectively. At September 30, 1997 and 1996, aggregate accounts receivable from these customers represented 54% and 36% of total accounts receivable, respectively. To reduce its credit risk, the Company reviews its customers' financial position before extending credit.

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

4. INVENTORIES

                                                          SEPTEMBER 30,
                                                          -------------
                                                         1997        1996
                                                      --------    ---------
Finished goods .............................         $  4,103    $  1,935
Work-in-process ............................            2,810       1,640
Raw materials and supplies .................           13,108       8,408
Valuation reserve ..........................             (693)       (641)
                                                     --------    --------
                                                     $ 19,328    $ 11,342
                                                     ========    ========

5. PROPERTY, PLANT AND EQUIPMENT, NET

                                               SEPTEMBER 30,
                                           -------------------         ESTIMATED
                                            1997          1996      USEFUL LIVES
                                           ------        ------     ------------
Land ...............................     $    302      $    302
Buildings and improvements .........        6,230         4,426      10-25 years
Machinery and equipment ............       10,345         7,468       5-10 years
Furniture and fixtures .............        3,762         3,279       5-10 years
Vehicles ...........................          291           237       3- 5 years
Construction in progress ...........        1,005          --
                                         --------      --------
                                           21,935        15,712
Less: Accumulated depreciation .....        8,383       (7,176)
                                        ---------      --------
                                         $ 13,552      $  8,536
                                         ========      ========

     Capitalized computer equipment and software with a gross book value of $547 are included in furniture and fixtures at September 30, 1997 and 1996. Related accumulated amortization was $274 and $198 at September 30, 1997 and 1996, respectively. In addition, capitalized buildings and improvements with a gross book value of $1,080 are included above at September 30, 1997. Related accumulated amortization was $32 at September 30, 1997. The capital leases include purchase options at the conclusion of the lease term. Future minimum lease payments under these agreements are $62 for fiscal 1998, $25 for fiscal 1999, $27 for fiscal 2000, $30 for fiscal 2001 and $32 for fiscal 2002.

     Rental expense for vehicle, machinery and equipment operating leases aggregated $151, $137 and $123 for fiscal 1997, 1996 and 1995, respectively. Future minimum lease payments through the term of these agreements total $171 for fiscal 1998, $95 for fiscal 1999, $66 for fiscal 2000 and $46 for fiscal 2001.

     The Company leases its facilities in Mexico, California, Germany and the Czech Republic in accordance with the terms of rental agreements, some of which are renewable annually. The leases of the Mexico, California, Germany and Czech Republic facilities are renewable in April 1998 and May 1998; October 2002 and September 2000; March 2004; and March 2000, respectively. Rental expense under these agreements totaled $511, $474 and $349 for fiscal 1997, 1996 and 1995, respectively. Future minimum lease payments under these agreements are $854, $854, $828, $773 and $603 for fiscal 1998, 1999, 2000, 2001 and 2002, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1997      1996
                                                         ------     ------
Salaries and benefits ........................           $3,005     $2,395
Other ........................................              919      1,354
                                                         ------     ------
Total accrued expenses .......................           $3,924     $3,749
                                                         ======     ======

     Included in accounts payable at September 30, 1997 and 1996 are book overdrafts totaling $1,580 and $819, respectively.

7. SHORT-TERM BORROWINGS

   At September 30, 1997, the Company had a bank revolving line of credit to permit the Company to draw up to $20,000 collateralized by the Company's inventories and accounts receivable. The interest rate on the line is the bank's prime lending rate minus .25% or, at the Company's election, a LIBOR-based rate measured on a sliding scale tied to the Company's debt to net worth ratio. The line of credit provides for advances up to the lesser of $20,000 or 90% of the Company's qualified accounts receivable plus 80% of raw materials and finished goods inventory. The line of credit requires maintenance of certain financial ratios and provides certain restrictions with regard to acquisitions, mergers, dissolution and the incurrence of additional indebtedness; and prohibits loans to other entities or persons. At September 30, 1997, the Company was in compliance with all loan covenants. The line of credit may be terminated on demand by the bank. Such borrowings are secured by the Company's inventories, accounts receivables and contract rights as well as a second lien on machinery and equipment in Lewisburg, Pennsylvania. As of September 30, 1997, borrowings under this line of credit facility amounted to $8,182 against an availability of $20,000 at an interest rate of 8.25% (average rate of 8.29% for fiscal 1997).

     At September 30, 1996, the Company had a $6,500 line of credit with a U.S. bank, of which $257 was outstanding. Borrowings under the line of credit bore interest at the bank's prime rate (8.25% at September 30, 1996 and average rate of 9.00% for fiscal 1996) and were payable on demand. Such borrowings were secured by the Company's inventories, accounts receivable and contract rights as well as a second lien on machinery and equipment in Lewisburg, PA.

    The Company's San Jose, California facility previously had a bank revolving line of credit which expired July 31, 1997 and permitted the Company to draw up to $2,000 collateralized by the San Jose facility's inventories and accounts receivable. The line of credit bore interest at the bank's prime lending rate plus .75%. As of September 30, 1996, borrowings under this line of credit facility amounted to $1,275 against an availability of $1,600 at an interest rate of 9.75%.

8. LONG-TERM DEBT

                                                                                          SEPTEMBER 30,
                                                                                        -------------------
                                                                                          1997        1996
                                                                                        -------      ------
Term loan payable to bank; bank prime rate plus 1.5% (10.00% at September 30,
 1997 and average rate of 9.88% for 1997); payable in monthly installments of
 $24 plus accrued interest through May 2002; secured by machinery and equipment and a second lien on land, building and improvements in Lewisburg, PA with a
 net book value of $3,116 at September 30, 1997 ...................................... $ 1,333     $ 1,619
Mortgage payable to bank; bank prime rate plus 1% (9.50% at September 30,
 1997 and an average rate of 9.38% for fiscal 1997); payable in monthly installments of $19 through September 2010; secured by land, buildings and improvements in Lewisburg, PA with a net book value of $1,705 at
 September 30, 1997 ..................................................................     845         996
Mortgage payable to bank; bank prime rate plus 1% (9.50% at September 30,
 1997 and an average rate of 9.38% for fiscal 1997); payable in monthly installments of $7 plus accrued interest through April 1998 plus a final principal and interest payment due April 1998; secured by land, buildings, improvements, furniture, fixtures and equipment in Winnsboro, SC with a net
 book value of $1,120 at September 30, 1997 ..........................................     998       1,078
Capital lease obligations, payable through 2011 ......................................   1,103         187
Other term loans payable .............................................................      43          21
                                                                                       -------     -------
                                                                                         4,322       3,901
Less: Current maturities .............................................................  (1,517)       (637)
                                                                                       -------     -------
                                                                                       $ 2,805     $ 3,264
                                                                                       =======     =======

Maturities of long-term debt, subsequent to September 30, 1997 are as follows:


 YEAR ENDING
SEPTEMBER 30,
---------------------------------
1998 ............................ $   1,517
1999 ............................       495
2000 ............................       510
2001 ............................       532
2002 ............................       342
Thereafter ......................       926
                                     ------
                                  $   4,322
                                     ======

     The foregoing indebtedness is subject to certain covenants including the maintenance of various financial ratios and limits on annual capital expenditures. The Company was in compliance with all covenants at September 30, 1997.

     Interest paid in fiscal 1997, 1996 and 1995 on short-term borrowings, long-term debt and subordinated debentures totaled $615, $995 and $1,000, respectively.

9. SUBORDINATED DEBENTURES

     In July 1992, forty-two 12%, $10 face value convertible subordinated debentures due January 1, 1999 (the "Series A debentures") were issued to officers and directors of the Company. On August 1, 1995, the Company induced conversion of the Series A debentures, by adjusting the conversion ratio from 4,883 shares to 7,500 shares of Common Stock per debenture. The change in conversion privileges resulted in the issuance of an additional 109,911 shares of common stock and the recognition of $165 in debt conversion expense which is included in other expenses in the consolidated statement of operations for the year ended September 30, 1995.

     During 1995, $390 in 12% demand notes were issued to officers and directors of the Company, and to one third-party investor. Under the terms of the notes, the Company committed to exchange the notes for convertible securities with terms that allowed for conversion into the Company's Common Stock.

     In November 1995, the Company issued seventy-three convertible subordinated debentures (the "Series B debentures") in exchange for $365 demand notes payable outstanding at September 30, 1995, and repaid the remaining $25 of notes. The Series B debentures were subject to mandatory conversion upon the completion of an initial public offering. Consequently, the debentures were redeemed for 104,244 shares of the Company's Common Stock at the time of the initial public offering.

10. SHAREHOLDERS' EQUITY

     During 1997 the Company issued 161,396 shares of Common Stock pursuant to exercises of options granted under its qualified stock option plans at an average price of $2.51 per share and a total of $397. Such exercises also gave rise to tax benefits of $578 included in equity.

     The Company completed an initial public offering of its common stock on April 30, 1996. The initial offering consisted of a total of 2,100,000 shares. Of those shares 1,876,800 were sold by the Company. The Underwriters exercised their option to purchase an additional 315,000 over allotment shares of common stock on May 30, 1996. Net proceeds to the Company from the offering were approximately $14,000 after deducting the associated underwriting discount and expenses of the offering. The net proceeds were used to acquire the remaining 40% of Pantera for $3,400, to reduce the Company's debt in an amount of approximately $8,100 and to pay dividends on and redeem the Company's preferred stock in an amount of approximately $2,500.

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

         The Class A Preferred Stock previously outstanding, had no par value, a stated value of $31.43 per share, was non-voting and carried a cumulative annual dividend of $2.15 per share. In addition, the Board of Directors in any fiscal year could declare additional dividends of 8.5% of the income before income taxes in excess of $1,000 but less than $2,000 ("Participating Dividends").

    Concurrent with the Company's initial public offering on April 30, 1996, all dividends on the Class A preferred stock in the amount of $600 were paid, 53,000 shares of Class A preferred stock were exchanged for 232,635 shares of the Company's common stock at $32.92 per share and the remaining Class A preferred stock was redeemed for cash at $32.92 per share or $1,937.

     During the years ended September 30, 1996 and 1995, Preferred Stock dividends of $5.37 and $3.07 per share were paid, respectively, totaling $600 and $343 in each of the respective years. Dividends paid in fiscal 1996 included a Participating Dividend declared for fiscal 1995 of $36 or $.32 per share. No such Participating Dividends were declared for fiscal 1996.

11. INCOME TAXES

     Provision for income taxes in the consolidated statement of operations:


                                                    YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                               1997         1996         1995
                                             --------     --------     ---------
Current expense (benefit)
 Federal .............................      $ 3,561       $ 1,087       $   425
 State ...............................          510           355           175
 Foreign .............................          721           580           141
                                            -------       -------       -------
                                              4,792         2,022           741
                                            -------       -------       -------
Deferred expense (benefit)
 Federal .............................         (436)         (283)         (106)
 State ...............................          (49)          (48)            2
 Foreign .............................          546           561           228
                                            -------       -------       -------
                                                 61           230           124
                                            -------       -------       -------
                                            $ 4,853       $ 2,252       $   865
                                            =======       =======       =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and September 30, 1996 are presented below:

                                                               September 30,
                                                            -------------------
                                                              1997        1996
                                                            -------     -------
Deferred tax assets:
 Accounts receivable ....................................   $    85     $    66
 Inventory ..............................................       697         209
 Property, plant and equipment ..........................        22          14
 Accrued employee liabilities ...........................       731         704
 Deferred rent ..........................................        --          10
 Other ..................................................       118         155
                                                            -------     -------
                                                              1,653       1,158
                                                            -------     -------
Deferred tax liabilities:
 Inventory ..............................................    (1,675)     (1,150)
 Property, plant and equipment ..........................      (702)       (629)
 Intangible assets ......................................        --         (42)
                                                            -------     -------
                                                             (2,377)     (1,821)
                                                            -------     -------
 Net deferred tax liability .............................   $  (724)    $  (663)
                                                            =======     =======

  An analysis of the Company's effective income tax rate is as follows:

                                                                Year Ended September 30,
                                                              1997        1996        1995
                                                           -------     -------     -------
Income taxes at U.S. federal income tax rate ............  $ 4,142     $ 1,958     $   669
State taxes, net of federal benefit .....................      320         210         118
Induced conversion of debentures ........................       --          --          56
Amortization of intangible assets .......................       81          60          19
Inflation ...............................................       48          33          49
Other, net ..............................................      262          (9)        (46)
                                                           -------     -------     -------
Provision for income taxes ..............................  $ 4,853     $ 2,252     $   865
                                                           =======     =======     =======
Effective income tax rate ...............................     39.8%       39.1%       43.3%
                                                           =======     =======     =======

     Cash paid for income taxes totaled $5,610, $1,552 and $740 in fiscal 1997, 1996 and 1995, respectively.

     Pre-tax earnings of Pantera since acquisition were $4,051, $3,171 and $709 in fiscal 1997, 1996 and 1995, respectively. Unremitted earnings of Pantera of $4,715 were deemed to be permanently invested at September 30, 1997. No deferred tax liability has been recorded related to future remittance of these earnings. It is not practicable to estimate the income tax liability that might be incurred upon remittance of such earnings to the United States.

12. EMPLOYEE BENEFIT PLANS

     The Company maintains a tax-qualified defined contribution employee profit sharing plan (the "Profit Sharing Plan"). All full-time U.S. employees, except for employees of Denron, who are 21 years of age or older and who have completed one year of service with the Company are eligible to participate. The Company may make discretionary profit sharing contributions to the Profit Sharing Plan for any plan year. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's contribution vests to the employee ratably over a seven-year period. The Company contributed $150, $100 and $85 for fiscal 1997, 1996 and 1995, respectively.

    The Profit Sharing Plan also contains provisions that are intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All full-time U.S. employees, except for the employees of Denron, who are 21 years of age or older and who have completed one year of service with the Company are also eligible to participate in the 401(k) Plan. Under the 401(k) Plan, an employee may elect to defer up to 15% of their current compensation. Employee contributions to the 401(k) Plan are invested according to the direction of the employee. The Company may make matching contributions of fifteen cents for each dollar deferred by the employee up to 6% of an employee's total compensation. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's matching contribution vests to the employee ratably over a seven-year period. Employee contributions are fully vested and non-forfeitable at all times. The Company contributed $30, $25 and $22 for fiscal 1997, 1996 and 1995, respectively.

     The Company maintains a deferred compensation plan for certain management and highly compensated employees. Under the provisions of the plan, each participant may defer up to 25% of annual compensation and the Company will contribute 2.5% of each participant's annual salary on a quarterly basis. Deferred compensation, under the plan, is invested by the Company, at the discretion of the Board; however, each participant's account is allocated the actual income, gains and losses that would have been earned if their deferred compensation had been invested in accordance with their personal investment selections.

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

     At September 30, 1997 and 1996, the Company had assets related to deferred compensation of $558 and $442, respectively, which balances are included in other assets in the accompanying consolidated balance sheet. Compensation expense for deferred compensation arrangements aggregated $112, $118 and $94 in fiscal 1997, 1996 and 1995, respectively.

     In accordance with statutory requirements in Mexico, the Company is required to make annual profit sharing distributions to the employees of Pantera. These distributions are determined based on 10% of Pantera's taxable income. A provision of $215 and $218 was recorded as of September 30, 1997 and 1996, respectively, for anticipated profit sharing distributions.

13. STOCK OPTION PLANS

     In April 1993, the Board of Directors approved adoption of the Stock Option Plan of 1993 that authorized incentive stock options and nonqualified stock options of 300,000 shares. Under the Plan, any salaried or supervisory employees of the Company, as selected by the Board, are eligible to be granted options. The options have ten-year terms with exercise prices equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board. The options are exercisable from the date of grant. At September 30, 1995, all such options had been granted and were exercisable.

     The Company's 1995 Stock Option Plan (the "1995 Plan") was approved by the Board of Directors on August 1, 1995 and by the shareholders of the Company on November 21, 1995. Under the 1995 Plan, options may be granted to employees and consultants for the purchase of up to an aggregate of 475,000 shares of Common Stock. The 1995 Plan was amended at the January 28, 1997 Shareholders' Meeting to provide for the authorization to issue an additional 525,000 shares under the plan. The 1995 Plan provides for grants of both incentive stock options and non-qualified stock options. The 1995 Plan is administered by the Board which determines, at its discretion, the number of shares subject to each option granted and the related purchase price and vesting period.

    Under the 1995 Plan, no incentive stock option may be granted to an employee who owns more than 10% of the total combined voting power of all classes of outstanding stock. Each option expires on the date specified by the Compensation Committee, but not more than 10 years from its date of grant. All incentive options granted under the 1995 Plan will have an exercise price of not less than 100% of the closing price of the Common Stock on the grant date, 85% for non-qualified options. Options shall be exercisable as specified by the Compensation Committee. Generally, options are exercisable in cumulative annual installments of 25% per year beginning one year after the date of grant.

     Pursuant to the 1995 Outside Directors Stock Option Plan ("Outside Directors Plan") adopted by the Board of Directors on August 1, 1995, and the shareholders of the Company on November 21, 1995, options shall be granted to members of the Board of Directors who are not employees or 10% owners of the Company (an "Outside Director"). An aggregate of 125,000 shares of Common Stock are reserved for issuance under the Outside Directors Plan. All options granted under the Outside Directors Plan are exercisable in full beginning sixty days after date of grant of the option. The Outside Directors Plan requires that options granted thereunder will expire not later than ten years after the date of grant.

     The Company applies APB 25 and related Interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for options granted under its Option Plans. Had compensation cost for the Company's Option Plans been determined based on the fair value at the grant dates for awards under the Option Plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced by the pro forma amounts of: 1997 net income, $1,163 and earnings per share, $.15; 1996 net income, $357 and earnings per share, $.06. This determination of fair value was based on using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in both 1997 and 1996: dividend yield of 0%, expected volatility of 106%, risk free interest rate of 5.25%, and expected lives of 4 years.

    A summary of the status of the Company's stock option plans as of September 30, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                      Year ended September 30,
                                                    1997                         1996                        1995
                                         ----------------------     ---------------------------      -------------------------

                                                   Weighted-                       Weighted-                       Weighted-
                                                    Average                         Average                         Average
                                         Shares  Exercise Price     Shares       Exercise Price      Shares     Exercise Price
                                         ------  --------------     ------       --------------      ------     --------------
Options
-------
Outstanding at beginning of year         839,800         $4.71         300,000             $1.06        150,000          $0.68
Granted                                  267,500        $22.12         539,800             $6.85        160,000          $1.50
Exercised                               (161,396)        $2.51               -                 -              -              -
Cancelled                                (14,850)       $10.11               -                 -        (10,000)         $0.68
                                        --------                      --------                          --------

Outstanding at end                       931,054        $10.03         839,800             $4.71        300,000          $1.06
of year

Options exercisable                      348,635         $3.84         383,000             $1.69        300,000          $1.06
at end of year

     The following table summarizes information about stock options outstanding at September 30, 1997:


                                Outstanding and Exercisable by Price Range           Options Exercisable
                                ------------------------------------------           -------------------

                                                Weighted-Average
                                                   Remaining       Weighted-                       Weighted-
            Range of Exercise        Number       Contractual       Average         Number           Average
                  Prices           Outstanding       Life       Exercise Price    Exercisable    Exercise Price
           -------------------     -----------   -------------  --------------    -----------    --------------
                $0.59-$0.68           95,500          6.25           $0.66            95,500          $0.66
                $1.50-$1.50           98,000          7.24           $1.50            98,000          $1.50
                $2.63-$4.00          130,050          8.15           $3.23            68,329          $3.77
                $7.65-$7.65           31,300          8.32           $7.65             1,300          $7.65
                $8.50-$8.50          317,204          8.93           $8.50            76,405          $8.50
               $8.88-$12.13            5,000          9.16          $11.48             4,000         $12.13
              $17.00-$17.00          152,650          9.54          $17.00               100         $17.00
              $18.75-$31.50           76,350          9.67          $30.09                 -              -
              $32.75-$32.75            5,000          9.83          $32.75             5,000         $32.75
              $33.00-$33.00           20,000          9.92          $33.00                 -              -

      ----------------------------------------------------- ------------------------------------------------
               $0.59-$33.00          931,054          8.60          $10.03           348,634          $3.85

14. RELATED PARTY TRANSACTIONS

     Notes receivable from officers and directors of the Company totaled $206 at September 30, 1996, earned interest at 8.25%-9.75% in 1996 and, except as noted below, were payable on demand. Principal repayments on these notes totaled $206 and $408 in 1997 and 1996, respectively.

     In December 1994, three officers and directors of the Company purchased land, with a book value of $201, from the Company for $250, of which consideration included $50 of cash and two variable rate notes with an aggregate face value of $200 maturing December 31, 2000. At September 30, 1996, principal on these notes of $173, remained outstanding and was included in the balance of related party notes receivable.

15. GEOGRAPHIC INFORMATION

    Certain geographic information follows:

                                                         UNITED
                                                         STATES      MEXICO      EUROPE   CONSOLIDATED
                                                         ------      ------      ------   ------------
1997
----
Sales to unaffiliated customers ...................    $ 86,143    $ 26,369    $    275       $112,787
Operating profit (loss) ...........................       9,349       3,536         (32)        12,853
Identifiable assets ...............................      32,912      16,350       3,025         52,287


1996
----
Sales to unaffiliated customers ...................    $ 67,598    $ 17,918    $     --       $ 85,516
Operating profit ..................................       3,427       3,473          --          6,900
Identifiable assets ...............................      25,015      13,356          --         38,371


1995
----
Sales to unaffiliated customers ...................    $ 48,799    $  5,243    $     --       $ 54,042
Operating profit ..................................       2,239         740          --          2,979
Identifiable assets ...............................      16,080       8,151          --         24,231

     At September 30, 1997 and 1996 the difference between Identifiable Assets above, and Total Assets reported on the consolidated balance sheet, is due to general corporate assets, including deferred compensation assets and deferred tax assets, of $1,843 and $1,491, respectively.

16.         QUARTERLY FINANCIAL DATA (Unaudited)


                                          First      Second    Third     Fourth
                                         Quarter    Quarter   Quarter   Quarter
Year ended September 30, 1997
 Net sales .........................    $26,721    $30,160    $28,761    $27,145
 Gross profit ......................      5,037      6,016      6,543      5,941
 Net income ........................      1,768      1,952      1,744      1,865
 Earnings per share ................    $  0.24    $  0.26    $  0.23    $  0.25

Year ended September 30, 1996
 Net sales .........................    $19,213    $20,800    $21,869    $23,634
 Gross profit ......................      3,027      2,640      4,174      4,865
 Net income ........................        365        159      1,134      1,425
 Earnings per share ................    $  0.07    $  0.01    $  0.15    $  0.20

Year ended September 30, 1995
 Net sales .........................    $12,500    $12,144    $13,967    $15,432
 Gross profit ......................      2,024      1,965      2,061      2,441
 Net income ........................        320        369        217        229
 Earnings per share ................    $  0.06    $  0.07    $  0.01    $  0.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Beneficial Ownership of Capital Stock" and "Election of Directors" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         The following consolidated financial statements are included in item
         8:

                  -Consolidated Balance Sheet as of September 30, 1997 and 1996.

                  -Consolidated Statement of Operations for the years ended September 30, 1997, 1996 and 1995.

                  -Consolidated Statement of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995.

                  -Consolidated Statement of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

(a) 2.   Financial Statement Schedules

         The following consolidated financial statements are included in item 14(d):

                  -Schedule II-Valuation and Qualifying accounts and reserves.

                  -Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a) 3.   Listing of Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1*      Amended and Restated Articles of Incorporation of the Company.

3.2*      Amended and Restated Bylaws of the Company.

4.1*      Specimen Certificate of Common Stock of the Company.

4.2**     Registration Rights Agreement.

10.1*     Employment Agreement, dated as of May 1, 1995, by and between Maria
                 Luisa Lozano and Electronica Pantera S.A. de C.V.

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

10.3*     Employment Agreement, dated as of December 9, 1994, by and between
                 John M. Spangler and The JPM Company.

10.4*     Employment Agreement, dated as of December 9, 1994, by and between
                 Robert R. Langton and The JPM Company.

10.5*     Employment Agreement, dated as of September 21, 1990, by and between
                 John H. Mathias and The JPM Company.

10.6*     Employment Agreement, dated as of September 21, 1990, by and between
                 James P. Mathias and The JPM Company.

10.7      Employment Agreement, dated as of March 12, 1996, by and between
                 William D. Baker and The JPM Company.

10.8*     The JPM Company 1995 Stock Option Plan.

10.9*     The JPM Company 1995 Outside Directors Stock Option Plan.

10.10*    The JPM Company 1993 Stock Option Plan.

10.11*    The JPM Company Deferred Compensation/Profit Sharing Plan.

10.12*    Form of Non-Qualified Deferred Compensation Agreement with Key
                 Employees.

10.13*    The JPM Company Deferred Compensation Plan for Messrs. John H. and
                 James P. Mathias.

10.14     Revolving Credit Business Loan Agreement, dated May 30, 1997, by and between The JPM Company and CoreStates.

10.15     Commitment Letter, dated May 28, 1997, by and between The JPM Company and CoreStates.

10.16     Amended and Restated Security Agreement, dated May 30, 1997, by and between The JPM Company and CoreStates.

10.17     Guaranty, dated May 30, 1997, by and between The JPM Company and
                 CoreStates.

10.18     Cross-collateralization and Cross-default Agreement, dated May 30,
                 1997, by and between The JPM Company and CoreStates.

10.19*    Open-Ended Mortgage and Security Agreement dated May 12, 1995, from
                 The JPM Company to the Commonwealth Bank, a division of Meridian.

10.20*    Business Loan Agreement dated May 12, 1995, by and between The JPM
                 Company and Commonwealth Bank, a division of Meridian.

10.21*    Promissory Note dated May 12, 1995, by and between The JPM Company and
                 Commonwealth Bank, a division of Meridian.

10.22*    Amended and Restated Loan Agreement dated May 10, 1995, by and between
                 The JPM Company, Inc. and NationsBank.

10.23*    Amended and Restated Promissory Note, dated May 10, 1995, made payable to the order of NationsBank.

10.24*    Amended and Restated Security Agreement dated May 10, 1995, from The
                 JPM Company to NationsBank.

10.25*    Loan and Mortgage Modification Agreement, dated May 10, 1995, by and between The JPM Company, Inc., The JPM Company of South Carolina, Inc. and NationsBank.

10.26*    Lease Agreement, dated as of April 23, 1994, by and between
                 Electronica Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.27*    Lease Agreement, dated as of February 1, 1994, by and between
                 Electronica Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.28*    Lease Agreement, dated as of June 1, 1994, by and between Electronica
                 Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.29*    Lease Agreement, dated as of June 1, 1995, by and between Electronica
                 Pantera S.A. de C.V. and Eduardo E. Damy Gomez and Sergio R. Damy Gomez in representation of their sons Eduardo and Alejandro Damy Monraz and Neil Sergio and Rene Damy Novoa.

10.30*    Agreement with Diebold, Inc. dated July 1, 1993, for sale of manufacture and service of electronic components.

21.1      Subsidiaries of Registrant:

                 The JPM Company of Delaware, Inc.
                 Route 15 North
                 Lewisburg, PA  17837

                 Denron, Inc.
                 2135 Ringwood Avenue
                 San Jose, CA  95131.

23.1      Consent of Price Waterhouse LLP.

27.1      Financial Data Schedule.

          * Incorporated by reference from Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996, as amended.

          ** Incorporated by reference from the Registrant's Proxy Statement for a Special Meeting of Shareholders dated and filed with the Securities and Exchange Commission on May 5, 1997.

(b)       Reports on Form 8-K:

                    The Registrant filed current reports on Form 8-K on March 12, 1997, June 4, 1997, August 20, 1997 and September 2,
                    1997.

                                  EXHIBIT INDEX
                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K

Exhibit No.    Exhibit Description                    Sequential Page No.
-----------    -------------------                    -------------------

23             Consent of Price Waterhouse LLP                 -

27             Financial Data Schedule                         -

99.1           Master Demand Note

99.2           Line of Credit

99.3           Cross-Collateralization and Cross
                 Default Agreement

99.4           Amended Security Agreement

99.5           Guaranty

99.6           Employment Agreement

                                   SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        THE JPM COMPANY
                                                         (Registrant)

BY: /s/ William D. Baker                       BY: /s/ John H. Mathias
    -----------------------------                  --------------------------
    William D. Baker                               John H. Mathias
    Vice President, Chief Financial Officer        Chairman of the Board and
    and Treasurer                                  Chief Executive Officer
    (Principal Financial and Accounting            (Principal Executive Officer)
    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               Signature              Title                                        Date
               ---------              -----                                        ----
/s/ John H. Mathias                   Chairman, Chief Executive Officer         November 24, 1997
-------------------------------       and Director (Principal Executive
John H. Mathias                       Officer)


/s/ James P. Mathias                  President and Director                    November 24, 1997
-------------------------------
James P. Mathias

/s/ William D. Baker                  Vice President, Chief Financial Officer   November 24, 1997
-------------------------------       and Treasurer (Principal Financial and
William D. Baker                      Accounting Officer)


/s/ Wayne A. Bromfield                Executive Vice President, General
-------------------------------       Counsel, Secretary and Director           November 24, 1997
Wayne A. Bromfield


/s/ Janet B. Mathias                  Director                                  November 24, 1997
-------------------------------
Janet B. Mathias


 /s/ Clifford M. Melberger            Director                                  November 24, 1997
-------------------------------
Clifford M. Melberger


/s/ Bruce M. Eckert                   Director                                  November 24, 1997
-------------------------------
Bruce M. Eckert

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED SEPTEMBER 30, 1995, 1996, 1997
                             (dollars in thousands)

                                                      Additions
                                                      ---------

                                                 Charged     Charged
                                   Balance at    to costs    to other                Balance at
                                   beginning       and       accounts    Deductions    end of
Description                        of period     expenses    describe     describe     period
-----------                        ---------     --------    --------     --------     ------

Year ended September 30, 1995:
Allowance for doubtful accounts ..      88             6         11(2)        --        105
Inventory reserve ................     190           350         --          192(1)     348


Year ended September 30, 1996:
Allowance for doubtful accounts ..     105            60         --            1        164
Inventory reserve ................     348           372         --           93(1)     627


Year ended September 30, 1997:
Allowance for doubtful accounts ..     164           232          8(4)       182(3)     222
Inventory Reserve ................     627            55         11(4)        --        693

(1) Due to disposal of excess and obsolete inventory
(2) Due to recovery of accounts previously written off
(3) Due to write off of bad debt
(4) Due to acquisition of Corma