Form 10-Q
period 1997-12-31
JPM CO
filed 1998-02-12
CIK 1007581

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997
                                ------------------------------------------------

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

                                THE JPM COMPANY

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


          Pennsylvania                                                23-1702908
--------------------------------------------------------------------------------

        (State or other jurisdiction of                        (I.R.S. Employer


      incorporation or organization)                        Identification No.)


         155 North 15th Street, Lewisburg, PA                        17837
--------------------------------------------------------------------------------

         (Address of principal executive offices)                 (ZIP Code)


Registrants telephone number, including area code   717-524-8225
                                                 -------------------------------

          Route 15 North, Lewisburg, PA                              17837
--------------------------------------------------------------------------------

    (Former address of principal executive offices)               (ZIP Code)

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


Yes    X           No
   ---------    -------

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

At December 31, 1997, 6,983,969 shares of common stock, $.000067 par value, were issued and outstanding.

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited-in thousands)

                                                     Three Months Ended
                                        December 31, 1997   December 31, 1996
                                        -----------------   -----------------
Net sales                                  $    31,466         $    26,721
Cost of sales                                   26,243              21,684
                                             ---------           ---------
Gross profit                                     5,223               5,037
Selling, general and administrative              3,251               2,280
Secondary offering costs                           400                   -
                                             ---------           ---------

Operating profit                                 1,572               2,757

Other Income (expense)
  Interest expense                                (264)               (110)
  Other (net)                                       61                 299
                                             ---------           ---------
                                                  (203)                189
                                             ---------           ---------

Income before taxes                              1,369               2,946
Provision for income taxes                         520               1,178
                                             ---------           ---------
Net income                                 $       849         $     1,768
                                             =========           =========
Basic earnings per share                   $      0.12         $      0.26
                                             =========           =========
Diluted earnings per share                 $      0.11         $      0.24
                                             =========           =========
Average number of shares outstanding
 (Basic)                                     6,978,000           6,815,000
Average number of shares outstanding
 (Diluted)                                   7,540,000           7,290,000

The accompanying notes are an integral part of these statements.

THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited-In Thousands)

                                     December 31, 1997      September 30, 1997
                                     -----------------      ------------------
ASSETS

CURRENT ASSETS:
  Cash                                     $  1,323                $    543
  Accounts receivable, net                   13,961                  12,692
  Inventories, net                           20,817                  19,328
  Other current assets                        2,466                   2,045
                                             ------                  ------
    Total current assets                     38,567                  34,608

Property, plant and equipment, net           15,114                  13,552
Excess of cost over fair value of
 assets acquired, net                         4,722                   4,807
Other assets                                  1,249                   1,163
                                             ------                  ------
                                           $ 59,652                $ 54,130
                                             ======                  ======


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES

 Short-term borrowings                     $ 12,880                $  8,182
 Current maturities of long-term debt         1,522                   1,517
 Accounts payable                             5,601                   6,841
 Accrued expenses                             5,402                   3,924
 Deferred income taxes                        1,532                   1,532
                                             ------                  ------
   Total current liabilities                 26,937                  21,996

Long-term debt                                2,638                   2,805
Other long-term liabilities                     922                   1,098
                                             ------                  ------
                                             30,497                  25,899

SHAREHOLDERS EQUITY

Preferred stock, no par value,
 10,000,000 shares authorized;
   None issued and outstanding                    -                       -
 Common Stock, $.000067 par value,
  40,000,000 shares authorized,
  Issued 6,984,000 at December 31, 1997
   and 6,970,000 at
  September 30, 1997                              -                       -
Additional paid-in capital                   17,282                  17,187
Cumulative translation adjustment               (20)                      -
Retained earnings                            11,893                  11,044
                                             ------                  ------
  Total shareholders equity                  29,155                  28,231
                                             ------                  ------

                                           $ 59,652                $ 54,130
                                             ======                  ======

The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited-in thousands)

                                                    Three Months Ended
                                               December 31, 1997   December 31, 1996
                                               -----------------   -----------------
Cash flows from operating activities:
-------------------------------------
 Net income                                        $    849            $  1,768
 Adjustments to reconcile net income to
  net cash provided by (used in)
 operating activities:
  Depreciation and amortization                         523                 384
  Foreign currency translation (gain)
   loss                                                 (54)               (349)
  Loss (gain) on sale of property,
   plant and equipment                                    -                  75
  Deferred taxes                                       (224)                  4
  Deferred compensation expense                          49                  27
  Change in assets and liabilities:
      (Increase) decrease in accounts
       receivable                                    (1,072)                685
      (Increase) decrease in inventories             (1,489)             (1,986)
      (Increase) decrease in other
       assets                                          (623)                (77)
       Increase (decrease) in accounts
        payable                                      (1,240)             (1,049)
       Increase (decrease) in accrued
        expenses                                      1,478                 (82)
       Increase (decrease) in income
        taxes payable                                     -                 (63)
                                                     ------              ------
          Net cash provided by (used
           in) operating activities                  (1,803)               (663)
                                                     ------              ------

Cash flows from investing activities:
 Capital expenditures                                (2,000)               (775)
 Proceeds from the sales of property,
  plant and equipment                                     -                  71
 Deferred compensation plan
  contributions                                         (48)                  -
                                                     ------              ------
   Net cash provided by (used in)
    investing activities                             (2,048)               (704)
                                                     ------              ------
Cash flows from financing activities:
    Net borrowings (repayments) under
     credit facilities                                4,698                 838
    Principal payments on long-term debt               (162)               (157)
    Proceeds from exercise of stock
     options                                             95                  27
                                                     ------              ------
       Net cash provided by (used in)                 4,631                 708
        financing activities                         ------              ------

Increase (decrease) in cash                             780                (659)
Cash at beginning of the period                         543               1,411
                                                     ------              ------
Cash at the end of the period                      $  1,323            $    752
                                                     ======              ======

The accompanying notes are an integral part of these statements.

Accounting Policies
-------------------
The consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 1997 and December 31, 1996, have been prepared by the Company without audit. In the opinion of the management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1997, included in the Companys Form 10-K dated November 24, 1997.

Inventories
-----------
Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.

                                         December 31,  September 30,
(in thousands)                               1997          1997
                                           --------      --------
Finished goods                            $  4,825      $  4,103
Work-in-process                              3,730         2,810
Raw material and supplies                   12,959        13,108
Valuation reserves                            (697)         (693)
                                            ------        ------

                                          $ 20,817      $ 19,328
                                            ======        ======

Earnings Per Share Information (SFAS 128)
-----------------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which establishes new standards for computing and presenting earnings per share (EPS). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of diluted EPS on the face of the income statement for all entities with a complex capital structure. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. All prior period EPS information has been restated in accordance with SFAS 128. The share difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is the treasury stock method calculation of the unexercised stock options granted under the Companys 1993 and 1995 stock option plans.

Short-Term Borrowings
---------------------
In December 1997, the Company increased its revolving line of credit to permit the Company to draw up to $30,000,000. In conjunction with this increase, the bank agreed to delete the advance formula based on 90% of the Companys qualified accounts receivable and 80% of its raw material and finished goods inventories.

               MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net sales for the three month period ended December 31, 1997 were $31,466,000, an increase of $4,745,000, or 17.8% compared to the net sales of $26,721,000 for the same period one year earlier. The net sales increase for the three month period was primarily the result of internal sales growth through increased volumes with existing customers. The Company has announced that it expects that sales in its second fiscal quarter may be lower than sales during its first fiscal quarter.

Gross profit was $5,223,000, an increase of $186,000 or 3.7%, for the three month period compared to $5,037,000 for the corresponding period one year earlier. Gross profit as a percentage of net sales decreased to 16.6% from 18.9% for the three month period when compared to the same period one year earlier. The decrease in gross profit as a percentage of net sales for the three month period was primarily the result of an increase in direct labor costs related to new product start-up costs, a 4% wage increase granted in October to substantially all of the Companys Pennsylvania and South Carolina employees and lower productivity related to the start-ups and support for the $4,321,000 increase in sales experienced in the first fiscal quarter of 1998 over the fourth fiscal quarter of 1997. The Company believes that its margins will continue to be depressed in the short-term for the above reasons. As a result of these factors, the Company is evaluating its cost structures against its expectations of growth.

Selling, general and administrative (SG & A) expenses increased $971,000, or 42.6% for the three month period when compared to the same period one year earlier. The three month comparison excludes the $400,000 charge for the write-off expenses related to the cancelled secondary offering. As a percent of net sales (excluding the charge for the expenses related to the cancelled secondary offering), SG & A expenses increased to 10.3% for the three month period compared to 8.5% for the same period one year earlier. In addition to the charge for costs related to the cancelled secondary offering, the increased SG & A expense increases were primarily attributable to compensation expense necessary to support the Companys growth both domestically and internationally, travel expense, costs related to hiring new employees and to commissions paid on the sale of certain of the Company's products.

The Company's effective tax rate for the three month period was 38.0% compared to 40% in the corresponding period one year earlier.

Net earnings including the charge for expenses related to the cancellation of the secondary offering (which charge had a $248,000 after tax effect) decreased $919,000, or 52.0% compared to the same period one year earlier. Without the secondary offering expense charge, net earnings would have declined $671,000 or a decrease of 38% when compared to the same period one year earlier. The net earnings decrease during the three month period was primarily due to the decreased margins and increased SG & A expense as discussed above. Due to the reasons discussed under gross profit and under SG & A expenses, the Company anticipates that its net profit will continue to be lower than historical norms for at least the next two quarters.

Diluted earnings per share decreased to $0.11 (after the $0.03 charge for the write-off of expenses related to the cancelled secondary offering) from $0.24 for the three month period one year earlier.

Year 2000 Issues
----------------
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Companys computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issue. The Companys total Year 2000 project costs include the estimated costs and time associated with the impact of a third party's Year 2000 Issue on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Companys systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Companys systems, would not have material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company plans to complete the Year 2000 project by December 31, 1998. The total cost of the Year 2000 project is estimated at $100,000, substantially all of which is to purchase a revision of its current software, and is being funded through operating cash flows.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on managements best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Liquidity and Capital Resources
-------------------------------
Operating activities during the first three months of fiscal 1998 used cash in the amount of $1,803,000, primarily attributable to increases in accounts receivable and inventory, as compared to cash used in the amount of $663,000 during the same period one year earlier. Working capital at December 31, 1997 was $11,630,000, a decrease of $982,000 from September 30, 1997. During the first three months of fiscal 1998, the Company had capital expenditures of approximately $2,000,000, comprised mainly of costs related to the remodeling and expansion of a small manufacturing facility into the Companys corporate office.

In December 1997, the Company expanded its credit line from $20,000,000 to $30,000,000. In conjunction with this increase in the line of credit, the Bank agreed to delete the advance formula, and the requirement for monthly borrowing base certifications to verify the borrowers accounts receivable and inventory.

Borrowings under the Companys line of credit at December 31, 1997 were $12,880,000. $10,000,000 was borrowed under the terms of the line of credit agreement at a LIBOR rate of 7.125%, the remainder was borrowed at an interest rate of 8.25% against a borrowing availability of $30,000,000. The Company believes cash flow from operations and funds available from its bank line of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve months. However, depending upon its rate of growth, acquisitions and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

This filing may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, commercialization risks, costs associated with integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Companys filings with the Securities and Exchange Commission including its recent filings on Forms 10-K, 10-Q and Schedule 14A.

                          PART II - OTHER INFORMATION

Item 1.      N/A
-------      ---

Item 2.      N/A
-------      ---

Item 3.      N/A
-------      ---

Item 4.      N/A
-------      ---

Item 5.      N/A
-------      ---

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

          (a)  None

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    THE JPM COMPANY
                                                    ---------------
                                                       Registrant


Date:  February 12, 1998            By:  /s/ John H. Mathias
     ----------------------            ------------------------------
                                             John H. Mathias
                                             Chairman of the Board and Chief
                                       Executive Officer (Principal Executive
                                       Officer)


Date: February 12, 1998             By:  /s/ William D. Baker
     ----------------------            -------------------------------
                                       William D. Baker
                                       Vice President, Chief Financial Officer
                                       and Officer
                                       (Principal Financial Officer and
                                       Officer and Accounting

                                 EXHIBIT INDEX
                                 -------------

                  Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K
                  -------------------------------------------


Exhibit No.                   Exhibit Description
-----------                   -------------------

3.1.*                    Amended and Restated Articles of
                          Incorporated of the Company

3.2.*                    Amended and Restated Bylaws of the Company

4.1.*                    Specimen Certification of Common Stock of
                          the Company

10.4.1.*                 List of contracts identified in Item 16 of
                          Registration Statement the Companys

10.4.2.                  List of contracts identified in Item 14 of
                          the Companys Form 10-K dated November
                          24, 1997 (Commission File No. 0-27730)

10.4.3.                  Employment Agreement dated October 14,
                          1997, by and between Wayne A. Bromfield
                          and The JPM Company

10.4.4.                  Amendment dated December 17, 1997, to the
                          May 30, 1997 Revolving Line of Credit
                          Business Loan Agreement by and between The
                          JPM Company and CoreStates

24.1.                    Power of Attorney filed as Item 24.1 of the
                          Company's Form 10-K dated November 24, 1997
                          (Commission File No. 0-27730)

27                       Financial Data Schedule

* Filed as part of the Companys Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.