Form 10-Q
period 1998-03-31
JPM CO
filed 1998-05-13
CIK 1007581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               -----------------------------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              -----------------------------------------------

Commission file number      0-27738
                      -------------------------------------------------------

                                THE JPM COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                             23-1702908
-----------------------------------------------------------------------------

      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

155 North 15th Street, Lewisburg, PA                      17837
-----------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrants telephone number, including area code   717-524-8225
                                                 ----------------------------

      Route 15 North, Lewisburg, PA                       17837
-----------------------------------------------------------------------------
(Former address of principal executive offices)        (ZIP Code)

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


Yes       X                       No
   -------------------              -------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1998, 7,041,646 shares of common stock, $.000067 par value, were issued and outstanding.

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands)

                                                  Three Months Ended                                 Six Months Ended
                                              March 31,             March 31,                 March 31,              March 31,
                                                 1998                  1997                      1998                   1997
                                            -----------           -----------               -----------            -----------
Net sales                                   $    30,373           $    30,160               $    61,839            $    56,881

Cost of sales                                    24,971                24,144                    51,214                 45,828
                                            -----------           -----------               -----------            -----------

Gross profit                                      5,402                 6,016                    10,625                 11,053

Selling, general and                              3,566                 2,566                     6,817                  4,846
 administrative
Secondary offering costs                              -                     -                       400                      -
Plant shutdown expenses                           1,412                     -                     1,412                      -
                                            -----------           ----------------          ----------------------------------

Operating profit                                    424                 3,450                     1,996                  6,207

Other income (expense)
  Interest expense                                 (443)                 (146)                     (707)                  (256)
  Other (net)                                       (13)                  (50)                       48                    249
                                            ---------------------------------               -----------            -----------
                                                   (456)                 (196)                     (659)                    (7)
                                            -----------           -----------               -----------            -----------

Income before taxes                                 (32)                3,254                     1,337                  6,200

Provision for income taxes                          (12)                1,302                       508                  2,480
                                            -----------           -----------               -----------            -----------

Net income (loss)                           $       (20)          $     1,952               $       829            $     3,720
                                            ===========           ===========               ===========            ===========

Basic earnings per share                    $      0.00           $      0.28               $      0.12            $      0.54
                                            ===========           ===========               ===========            ===========

Diluted earnings per share                  $      0.00           $      0.26               $      0.11            $      0.50
                                            ===========           ===========               ===========            ===========

Average number of shares
outstanding (Basic)                           7,007,000             6,858,000                 6,992,000              6,836,000

Average number of shares
outstanding (Diluted)                         7,425,000             7,475,000                 7,492,000              7,417,000


The accompanying notes are an integral part of these statements.

THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)

                                                                                  March 31, 1998           September 30, 1997
                                                                                ------------------         ------------------
                                                                                    (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                            $      2,018                $         543
  Accounts receivable, net                                                              14,479                       12,692
  Inventories, net                                                                      21,492                       19,328
  Other current assets                                                                   2,881                        2,045
                                                                                  ------------                -------------
    Total current assets                                                                40,870                       34,608

Property, plant and equipment, net                                                      16,889                       13,552
Excess of cost over fair value of assets acquired, net                                   4,490                        4,807
Other assets                                                                             1,331                        1,163
                                                                                  ------------                -------------

                                                                                  $     63,580                $      54,130
                                                                                  ============                =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Short-term borrowings                                                            $     13,038                $       8,182
 Current maturities of long-term debt                                                    1,502                        1,517
 Accounts payable                                                                        6,048                        6,841
 Accrued expenses                                                                        5,913                        3,924
 Deferred income taxes                                                                   1,322                        1,532
                                                                                  ------------                -------------
   Total current liabilities                                                            27,823                       21,996

Long-term debt                                                                           5,397                        2,805
Other long-term liabilities                                                              1,182                        1,098
                                                                                  ------------                -------------
                                                                                        34,402                       25,899

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000,000 shares authorized;
 none issued and outstanding                                                                 -                            -
 Common Stock, $.000067 par value, 40,000,000 shares authorized, issued 7,042,000 at March 31, 1998 and 6,077,000 at
  September 30, 1997                                                                         -                            -
Additional paid-in capital                                                              17,316                       17,187
Retained earnings                                                                       11,873                       11,044
Cumulative translation adjustment                                                          (11)                           -
                                                                                  ------------                -------------
  Total shareholders' equity                                                            29,178                       28,231
                                                                                  ------------                -------------

                                                                                  $     63,580                $      54,130
                                                                                  ============                =============


The accompanying notes are an integral part of these statements.

THE JPM COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited-in thousands)

                                                                                                       Six Months Ended
                                                                                                March 31,            March 31,
                                                                                                   1998                 1997
                                                                                              -----------          -----------


Cash flows from operating activities:
 Net income                                                                                   $       829          $     3,720
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                     1,369                  809
  Foreign currency translation (gain) loss                                                            (92)                (335)
  Loss (gain) on sale of property, plant and equipment                                                  -                   41
  Deferred taxes                                                                                     (231)                   -
  Deferred compensation expense                                                                       105                   34
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                                   (2,444)              (3,321)
      (Increase) decrease in inventories                                                           (2,164)              (1,343)
      (Increase) decrease in other assets                                                            (242)                (470)
       Increase (decrease) in accounts payable                                                       (793)              (1,382)
       Increase (decrease) in accrued expenses                                                      2,070                1,687
       Increase (decrease) in income taxes payable                                                      -                 (381)
                                                                                              -----------          -----------
          Net cash provided by (used in) operating activities                                      (1,593)                (941)
                                                                                              -----------          -----------

Cash flows from investing activities:
 Capital expenditures                                                                              (4,389)              (1,389)
 Proceeds from the sale of property, plant and equipment                                                -                    5
 Loans to related parties, net                                                                          -                  206
 Deferred compensation plan contributions                                                            (105)                 (38)
                                                                                              -----------          -----------
   Net cash provided by (used in) investing activities                                             (4,494)              (1,216)

Cash flows from financing activities:
    Net borrowings (repayments) under credit facilities                                             4,856                1,289
    Proceeds from issuance of long-term debt                                                        2,898                   70
    Principal payments on long-term debt                                                             (321)                (348)
    Proceeds from exercise of stock options                                                           129                  120
                                                                                              -----------          -----------
       Net cash provided by (used in) financing activities                                          7,562                1,131
                                                                                              -----------          -----------


Increase (decrease) in cash                                                                         1,475               (1,026)
Cash at beginning of the period                                                                       543                1,411
                                                                                              -----------          -----------
Cash at end of the period                                                                     $     2,018          $       385
                                                                                              ===========          ===========


The accompanying notes are an integral part of these statements.

Accounting Policies
-------------------

The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations and cash flows for the three and six month periods ended March 31, 1998 and March 31, 1997, have been prepared by the Company without audit. In the opinion of the management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For further financial information, refer to the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1997, included in the Company's Form 10-K dated November 24, 1997.

Inventories
-----------

Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.

                                                  March 31,           September 30,
(in thousands)                                      1998                  1997
                                                 -----------          ------------

Finished goods                                 $      6,310         $       4,103
Work-in-process                                       3,236                 2,810
Raw material and supplies                            12,730                13,108
Valuation reserves                                     (784)                 (693)
                                                     ------                ------

                                               $     21,492         $      19,328
                                                     ======                ======

Earnings Per Share Information (SFAS 128)
-----------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. All prior period EPS information has been restated in accordance with SFAS 128. The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is the treasury stock method calculation of the unexercised stock options granted under the Company's 1993 and 1995 stock option plans.

Short-Term Borrowings
---------------------

On April 9, 1998, the Company increased its revolving line of credit to permit the Company to draw up to $60,000,000. This expanded facility is a revolving credit facility maturing in three years. The borrowing rate under the terms of the agreement is an adjustable rate that varies between an interest rate of prime plus 0% up to .25% or a LIBOR rate plus .875% up to 2.0%.

Closing of South Carolina Manufacturing Facility
------------------------------------------------

On March 27, 1998, the Company announced plans to cease operations at its Winnsboro, S.C. manufacturing location and subsequently transfer all business to other plants in Pennsylvania, California and Mexico.

June 1 has been set as the closure date. The Company has accrued expenses totaling approximately $1.4 million in closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown expenses".

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three and six months ended March 31, 1998 increased $213,000 or .07% and $4,958,000 or 8.7% to $30,373,000 and $61,839,000, respectively, compared to the same periods one year earlier. The net increase for both the three and the six month periods was primarily the result of internal sales growth through increased volumes with existing customers.

Gross profit decreased $614,000 or -10.2%, and decreased $428,000 or -3.9% for the three and six month periods, respectively, when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales decreased to 17.8% from 20.0% and 17.2% from 19.4%, respectively for the three and six month periods compared to the same periods one year earlier. The decrease in gross profit as a percentage of net sales for the three and six month periods was primarily the result of an increase in labor costs related to new product start-up costs, a 4% wage increase in direct labor granted in October to substantially all of the Company's Pennsylvania and South Carolina employees and lower direct labor productivity related to the new product start-up and support. The Company believes that its margins will continue to be depressed in the short-term for the above reasons. As a result of these factors, the Company continues to evaluate its cost structures against its expectations of growth.

Selling, general and administrative ("SG & A") expenses increased $1,000,000 or 39.0% and $1,971,000 or 40.7% for the three and six month periods, respectively, when compared to the same periods one year earlier. As a percentage of sales, SG&A increased to 11.74% from 8.51% for the three month period and 11.0% from 8.52% for the six month period compared to the same periods one year earlier. The six month comparison excludes the $400,000 charge for the write-off of
expenses related to the cancelled secondary offering.   In addition to the
charge for costs related to the cancelled secondary offering, the increased SG & A expense was primarily attributable to compensation expense necessary to support the Company's growth both domestically and internationally, travel expense, costs related to hiring new employees and to higher commissions paid on the sale of certain of the Company's products.

On March 27, 1998, the Company announced the closure of its Winnsboro South Carolina manufacturing facility. June 1 has been set as the closure date with business to be transferred to other plants. Accrued expenses relating to the closure amount to approximately $1,412,000 resulting in a net after tax reduction of income amounting to $875,000 or $0.12 per share.

The Company's effective tax rate for the three and six month period remained at 38%.

Net loss for the three months ending March 31, 1998 amounted to -$20,000 after the charge and net earnings were $829,000 for the six months ending March 31, 1998, including the first quarter write-off of the cancelled secondary offering ($0.03 per share). This compares to net earnings of $1,952,000 and $3,720,000 for the three and six month periods one year earlier. Without the respective write-offs of both the South Carolina facility and the cancelled secondary offering, net earnings would have been $855,000 or -56.2% and $1,952,000 or -47.5% in comparison to the same period one year earlier. The net earnings decrease during the three and six month periods was primarily due to the decreased margins and increased SG & A expense as discussed above. Due to the reasons discussed under gross profit and under SG & A expenses, the Company anticipates that its net profit will continue to be lower than historical norms for at least the next quarter.

Diluted earnings per share for the three and six month periods decreased to $0.00 (after the $0.12 per share charge for the write-off of expenses related to the closure of the South Carolina facility) and $0.11 (after the $0.12 per share charge for the write-off of expenses related to the closure of the South Carolina facility and the $0.03 per share charge for the write-off of expenses related to the cancelled secondary offering), respectively, from $0.26 and $0.50 for the three and six month periods one year earlier, respectively.

Year 2000 Issues
----------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of a third party's Year 2000 Issue on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company plans to complete the Year 2000 project by December 31, 1998. The total cost of the Year 2000 project is estimated at $100,000, substantially all of which is to purchase a revision of its current software, and is being funded through operating cash flows.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Liquidity and Capital Resources
-------------------------------

Operating activities during the six months of fiscal 1998 utilized cash in the amount of $1,593,000, primarily attributable to increases in accounts receivable and inventory, as compared to cash used in the amount of $941,000 during the same period one year earlier. Working capital at March 31, 1998 was $13,047,000, an increase of $435,000 from September 30, 1997. During the first six months of fiscal 1998, the Company had capital expenditures of $4,389,000, comprised mainly of costs related to the remodeling and expansion of a small manufacturing facility into the Company's corporate office and the purchase of telephone and teleconferencing equipment.

Borrowings under the Company's line of credit at March 31, 1998 were $13,038,000. $10,000,000 was borrowed under the terms of the line of credit agreement at a LIBOR rate of 6.94%, the remainder was borrowed at an interest rate of 8.25% against a borrowing availability of $30,000,000.

On April 9, 1998, the Company increased its revolving line of credit to permit the Company to draw up to $60,000,000. This expanded facility is a revolving credit facility maturing in three years. The borrowing rate under the terms of the agreement is an adjustable rate that varies between an interest rate of prime plus 0% up to .25% or a LIBOR rate plus .875% up to 2.0%.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

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

                                             THE JPM COMPANY
                                             ---------------
                                                Registrant


Date:     May 13, 1998                By:  /s/John H. Mathias
     ---------------------               ---------------------------------------
                                      John H. Mathias
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)



Date:      May 13, 1998               By:  /s/William D. Baker
     ---------------------               ---------------------------------------
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

27                                   Financial Data Schedule

* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.