Form 10-Q
period 1998-06-30
JPM CO
filed 1998-08-14
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                    For the quarterly period ended June 30, 1998
                    --------------------------------------------
                                       OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                    --------------------------------------------
Commission file number      0-27738
                    --------------------------------------------
                                 THE JPM COMPANY


            (Exact name of registrant as specified in its charter)


Pennsylvania                                               23-1702908
------------------------------------------------------------------------

   (State or other jurisdiction of                   (I.R.S.Employer
   incorporation or organization)                  Identification No.)

155 North 15th Street, Lewisburg,PA                       17837
------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrants telephone number, including area code   717-524-8225
                                                  ----------------------

------------------------------------------------------------------------
  (Former address of principal executive offices)       (ZIP Code)

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


Yes            X                       No
     ------------------                   ------------------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 1998, 7,051,354 shares of common stock, $.000067 par value, were issued and outstanding.

Item 1.  Financial Statements


THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands)

                                Three Months Ended        Nine Months Ended
                               June 30,    June 30,      June 30,      June 30,
                                 1998        1997           1998         1997


                               --------  ---------       --------    ---------

Net sales                    $ 32,333  $   28,761      $  94,172   $   85,642
Cost of sales                  26,883      22,218         78,097       68,046
                               -------   ---------       --------    ---------
Gross profit                    5,450       6,543         16,075       17,596
Selling, general and            3,339       3,256         10,156        8,102
administrative expenses
Secondary offering cost             -           -            400            -
Plant shutdown expenses             -           -          1,412            -
                               -------   ---------       --------    ---------
Operating profit                2,111       3,287          4,107        9,494
Other income (expense)
  Interest expense              (531)       (195)         (1,238)        (451)
  Other (net)                    (13)       (186)             35           63
                               -------   ---------       --------    ---------
                                (544)       (381)         (1,203)        (388)
                               -------   ---------       --------    ---------
Income before income taxes      1,567       2,906          2,904        9,106
Provision for income taxes        595       1,162          1,103        3,642
                               -------   ---------       --------    ---------
Net income                   $    972  $    1,744      $   1,801   $    5,464
                               =======   =========       ========    =========
Basic earnings per share     $   0.14  $     0.25      $    0.26   $     0.79
                               =======   =========       ========    =========
Diluted earnings per share   $   0.13  $     0.23      $    0.24   $     0.73
                               =======   =========       ========    =========
Average number of shares
   outstanding (Basic)         7,047,000 6,893,000       7,011,000   6,885,000
Average number of shares
   outstanding  (Diluted)      7,348,000 7,545,000       7,460,000   7,436,000

The accompanying notes are an integral part of these statements.

THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)


                                                 June 30,    September 30,
                                                   1998          1997
                                            --------------  ---------------
                                              (unaudited)
ASSETS
CURRENT ASSETS

Cash                                           $    3,174   $           543
Accounts receivable, net                           16,289            12,692
Inventories, net                                   24,144            19,328
Other current assets                                3,507             2,045
                                                 ---------   ---------------
    Total current assets                           47,114            34,608
Property, plant and equipment, net                 19,109            13,552
Excess of cost over fair value of assets           15,160             4,807
acquired, net
Other assets                                        1,974             1,163
                                                 ---------   ---------------
                                               $   83,357  $         54,130
                                                 =========   ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings                         $   34,097  $          8,182
 Current maturities of long-term debt                 543             1,517
 Accounts payable                                   5,887             6,841
 Accrued expenses                                   5,086             3,924
 Deferred income taxes                              1,322             1,532
                                                 ---------   ---------------
   Total current liabilities                       46,935            21,996
Long-term debt                                      4,813             2,805
Other long-term liabilities                         1,369             1,098
                                                 ---------   ---------------
                                                   53,117            25,899
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
shares authorized; none issued and outstanding          -                 -
 Common  Stock,  $.000067  par  value,
 40,000,000  shares  authorized, issued
7,051,000 at June 30, 1998 and
6,970,000 at September 30, 1997                         1                 -
Additional paid-in capital                         17,451            17,187
Retained earnings                                  12,845            11,044
Cumulative translation adjustment                     (57)                -
                                                 ---------   ---------------
  Total shareholders' equity                       30,240            28,231
                                                 ---------   ---------------

                                               $   83,357  $         54,130
                                                 =========   ===============

The accompanying notes are an integral part of these statements.

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited-in thousands)


                                                             Nine Months Ended
                                                            June 30,    June 30,
                                                              1998        1997
                                                             -------     -------

Cash flows from operating activities:

 Net income                                             $    1,801  $    5,464
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              2,187       1,334
  Foreign currency translation (gain)loss                      (45)       (154)
  Loss (gain) on sale of property, plant and equipment          (1)         31
  Deferred taxes                                               (57)          5
  Deferred compensation expense                                106          74
  Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (3,282)     (1,155)
   (Increase) decrease in inventories                       (1,794)     (2,630)
   (Increase) decrease in other assets                      (1,002)       (298)
    Increase (decrease) in accounts payable                 (1,998)       (286)
    Increase (decrease) in accrued expenses                    837         180
    Increase (decrease) in income taxes payable                 -         (471)
                                                          ---------   ---------
  Net cash provided by (used in) operating activities       (3,248)      2,094
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for assets and business acquired, net of cash
 acquired of $1,233 in fiscal 1998                         (15,267)        -
 Capital expenditures                                       (5,374)     (2,593)
 Proceeds from sale of property, plant and equipment           124         211
 Loans to related parties                                       -          206
 Deferred compensation plan contributions                     (105)        (77)
                                                          ---------   ---------
   Net cash provided by (used in) investing                (20,622)     (2,253)
   activities

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities        25,915         476
 Proceeds from issuance of long-term debt                    2,895          19
 Principal payments on long-term debt                       (2,573)       (523)
 Proceeds from exercise of stock options                       264         253
                                                          ---------   ---------
   Net cash provided by (used in) financing activities      26,501         225
                                                          ---------   ---------


Increase (decrease) in cash                                  2,631          66
Cash at beginning of period                                    543       1,411
                                                          ---------   ---------
Cash at end of period                                  $     3,174  $    1,477
                                                          =========   =========

The accompanying notes are an integral part of these statements.

Accounting Policies
-------------------
The consolidated balance sheet as of June 30, 1998 and the related consolidated statements of operations and cash flows for the three and nine month periods ended June 30, 1998 and June 30, 1997, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1997, included in the Company's Form 10-K dated November 24, 1997.

Acquisition
-----------
In June 1998, the Company acquired all of the outstanding stock of Antrum Interface, 725 Ltd. ("Antrum"), a Canadian manufacturer of cable assemblies and wire harnesses, in a transaction accounted for as a purchase in accordance with APB 16 "Business Combinations". The Company paid cash consideration of $16,500,000. This consideration does not include contingent cash consideration of up to $4,500,000 which may be paid pursuant to an earn out arrangement included in the stock purchase agreement. This arrangement provides for the Company to pay additional consideration based on operating profit targets, as defined, for the period from June 1, 1997 through November 30, 2000. Such contingent consideration, if earned, will be treated as additional purchase price when earned. The excess of purchase price including the $4.5 million earn out over fair value of the net assets acquired is amortized on a straight-line basis over 20 years.

The unaudited results of operations on a pro forma basis as if Antrum had been acquired as of the beginning of the respective periods below are as follows:

(in thousands)

                                               Nine Months Ended
                                              June 30,      June 30,
                                                1998          1997
                                              -------       -------
Net sales                                     $ 111,392   $  97,800
Operating income                                 10,963      10,297
Net income                                        1,733       5,034
Net income per diluted common share                0.24        0.68


Inventories
-----------
Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.



                                              June 30,     September 30,
(in thousands)                                 1998           1997
                                           -------------  --------------
Finished goods                               $  7,061    $   4,103
Work-in-process                                 3,777        2,810
Raw material and supplies                      15,368       13,108
Valuation reserves                             (2,062)        (693)
                                             ---------   ----------
                                             $ 24,144    $  19,328


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

The Plant ceased production on June 26, 1998. Supervisory and breakdown crews remained at the facility until July 17, 1998. The Company has accrued expenses totaling approximately $1.4 million in closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown expenses". At June 30, 1998, $700,000 of such expenses have been incurred and charged against the reserve. The remaining cost are expected to be incurred in the fourth quarter.

Recent Accounting Pronouncements
--------------------------------

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Item 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the three and nine months ended June 30, 1998 increased
$3,572,000 or 12.4% and $8,530,000 or 10.0% to $32,333,000 and $94,172,000,
respectively, compared to the same periods one year earlier. The net increase for the three month period was primarily the result of the one month inclusion of sales of Antrum Interface 725, Ltd. after the acquisition on June 1, 1998 and internal sales growth through increased volumes with existing customers. The nine month period increase was primarily the result of internal sales growth through increased volumes with existing customers and the one month inclusion of sales of Antrum Interface 725, Ltd. after the acquisition on June 1, 1998.

Gross profit for the three and nine months ended June 30, 1998 decreased $1,093,000 or -16.7%, and decreased $1,521,000 or -8.6% to $5,450,000 and
$16,075,000, respectively, when compared to the same periods one year earlier. Gross profit as a percentage of net sales decreased to 17.0% from 22.8% and 17.1% from 20.6%, respectively for the three and nine month periods compared to the same periods one year earlier. The decrease in gross profit as a percentage of net sales for the three and nine month periods was primarily the result of an increase in labor costs related to new product start-up costs, a 4% wage increase in direct labor granted in October to substantially all of the Company's Pennsylvania and South Carolina employees and lower direct labor productivity related to the new product start-up and support.

Selling, general and administrative ("SG & A") expenses for the three and nine months ended June 30, 1998 increased $83,000 or 2.5% and $2,054,000 or 25.4% to $3,339,000 and $10,156,000, respectively, when compared to the same periods one year earlier. As a percentage of sales, SG&A was 10.3% compared to 11.3% for the three month period and 10.8% from 9.5% for the nine month period compared to the same periods one year earlier. The nine month comparison excludes the $400,000 charge for the write-off of expenses related to the cancelled secondary offering and the $1,412,000 South Carolina plant shutdown expense. In addition to the charge for costs related to the cancelled secondary offering and the plant shutdown expense, the increased SG & A expense was primarily attributable to compensation expense necessary to support the Company's growth both domestically and internationally, travel expense, costs related to hiring new employees and to higher commissions paid on the sale of certain of the Company's products.

Since the announced closing of the South Carolina manufacturing facility on March 27, 1998, the company's total actual cost through June 30, 1998 amounted to $700,000, compared to the accrued estimated cost of $1,412,000. All production has ceased and only minimal supervisory personnel remain at the facility. The remaining plant closing costs are expected to occur in the fourth quarter.

Effective June 1, 1998, the Company acquired Antrum Interface, 725 Ltd., a privately-held manufacturer of cable assemblies and wire harnesses based in Toronto, Ontario, Canada. Under the terms of the agreement, the Company paid US $16,500,000 and will pay up to an additional US $4,500,000 through an earn-out formula based on Antrum's earnings through September 30, 2000.

Interest expense for the three and nine months ended June 30, 1998 increased $336,000 or 172.3% and $787,000 or 174.5% to $531,000 and $1,238,000,
respectively, when compared to the same periods one year earlier. As a percentage of sales, interest expense increased to 1.7% from 0.7% for the three month period and 1.3% from 0.5% for the nine month period compared to the same periods one year earlier. The increase is primarily attributable to borrowings related to increases in finished goods inventory and the borrowings for the acquisition of Antrum Interface, 725 Ltd.

The Company's effective tax rate for the three and nine month period remained at 38%.

Net income for the three months ending June 30, 1998 amounted to $972,000 and net earnings were $1,801,000 for the nine months ending June 30, 1998. The nine month period includes the $400,000 first quarter write-off of the cancelled secondary offering ($0.03 per share) and the $1,412,000 write-off relating to the South Carolina plant shutdown ($0.12 per share). This compares to net earnings of $1,744,000 and $5,464,000 for the three and nine month periods one year earlier. Without the respective write-offs of both the South Carolina facility and the cancelled secondary offering in the nine month period, net earnings would have been $2,924,000 or a decrease of -46.5% in comparison to the same period one year earlier. The net earnings decrease during the nine month period was primarily due to the decreased margins and increased SG & A expense as discussed above. Due to the reasons discussed under gross profit and under SG & A expenses, the Company anticipates that its net profit will continue to be lower than historical norms for at least the next quarter.

Diluted earnings per share for the three and nine month periods decreased to $0.13 and $0.24, respectively, in comparison to $0.23 and $0.73 for the three and nine month periods one year earlier, respectively. Excluding the $0.12 per share charge for the write-off of expenses related to the closure of the South Carolina facility and the $0.03 per share charge for the write-off of expenses related to the cancelled secondary offering taken in the current year nine month period, diluted earnings per share would have amounted to $0.39.


Year 2000 Issues
----------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project costs include the estimated costs and time associated with the impact of a third party's Year 2000 Issue on the Company, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

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

Liquidity and Capital Resources
-------------------------------
Operating activities during the nine months of fiscal 1998 utilized cash in the amount of $3,248,000, primarily attributable to increases in accounts receivable and inventory, as compared to cash provided in the amount of $2,094,000 during the same period one year earlier. Working capital at June 30, 1998 was $179,000, a decrease of $12,433,000 from September 30, 1997. During the first nine months of fiscal 1998, the Company had capital expenditures of $5,374,000, comprised mainly of costs related to the remodeling and expansion of a small manufacturing facility into the Company's corporate office and the purchase of telephone and teleconferencing equipment. On June 1, 1998, the Company acquired Antrum Interface 725 Ltd., a Toronto, Ontario, Canada based company in the amount of $16,500,000.

Borrowings under the Company's line of credit at June 30, 1998 were $34,097,000. $32,500,000 was borrowed under the terms of the line of credit agreement at a LIBOR rate of 6.57%, the remainder was borrowed at an interest rate of 8.25% against a borrowing availability of $60,000,000.

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

Recent Accounting Pronouncements
--------------------------------
On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

This release may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those forward-looking statements are the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, availability of additional sources of financing and commercialization risks, costs associated with integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filings of Forms 10-K and 10-Q.

                           PART II - OTHER INFORMATION

Item 1.           N/A

Item 2.           N/A

Item 3.           N/A

Item 4.           N/A

Item 5.           N/A

Item 6.          Exhibits and Reports on Form 8-K.
               ---------------------------------------
                 (a)  Amended and Restated Articles of Incorporation
                          of the Company

                      Amended and Restated Bylaws of the Company

                      Specimen Certification of Common Stock of the Company

                      Financial Data Schedule

                      Employment Agreement dated June 1, 1998, by and between
                          Charles W. McDonald and The JPM Company

                      Employment Agreement dated July 1, 1998, by and between
                          Therese M. Miller and The JPM Company

                      Employment Agreement dated July 1, 1998, by and between
                          Jose R. Loza Jimenez and The JPM Company

                      Revolving Line of Credit Business Loan Agreement by and
               `          between The JPM Company and CoreStates


                 (b) Reports on Form 8-K: On June 12, 1998, the Company filed notice of the execution of acquisition for the Antrum Interface, 725 Ltd.

                      Reports on Form 8-K/A: On August 3, 1998, the Company filed notice of the execution of acquisition for the Antrum Interface, 725 Ltd.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY
                                 ---------------
                                   Registrant


Date:     August 14, 1998          By: /s/ John H. Mathias
     ---------------------            ----------------------
                                     John H. Mathias
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)



Date:     August 14, 1998          By:/s/ William D. Baker
     ---------------------           -----------------------
                                     William D. Baker
                                     Vice President, Chief Financial Officer
                                     and Treasurer(Principal Financial Officer)

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


Exhibit No.                          Exhibit
Description

3.1.*                   Amended and Restated Articles of Incorporation
                          of the Company

3.2.*                   Amended and Restated Bylaws of the Company

4.1.*                   Specimen Certification of Common Stock of the Company

27                      Financial Data Schedule

99.1                    Employment Agreement dated June 1, 1998, by and between
                          Charles W. McDonald and The JPM Company

99.2                    Employment Agreement dated July 1, 1998, by and between
                          Therese M. Miller and The JPM Company

99.3                    Employment Agreement dated July 1, 1998, by and between
                          Jose R. Loza Jimenez and The JPM Company

99.4                    Revolving Line of Credit Business Loan Agreement by and
               `          between The JPM Company and CoreStates

* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.