Form 10-K
period 1998-09-30
JPM CO
filed 1998-12-22
CIK 1007581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                               September 30, 1998

                                       or

            [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                           Commission File No. 0-27738

                                     THE JPM COMPANY
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                             23-1702908
       (State or other jurisdiction                           (I.R.S. Employer
       of incorporation)                                       Identification
                                                               Number)
               155 North 15th Street
              Lewisburg, Pennsylvania                            17837
         (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code: (717) 524-8225

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $.000067 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in difinitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

The Registrant's revenues for the most recent fiscal year were $128,351,000.

As of September 30, 1998, 7,059,798 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the average closing bid and asked prices of the Common Stock at that date as reported by the National Association of Securities Dealers Automated Quotation National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $22,000,000.

Portions of the proxy dated December 22, 1998 for the Annual Meeting of Shareholders to be held on January 26, 1999 (the "1999 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

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

The Company is headquartered in Lewisburg, Pennsylvania and operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; San Jose, California; Bor, Czech Republic; Guadalajara, Mexico; and Toronto and Calgary, Canada.

In June 1997, the Company merged with Denron, Inc. ("Denron"), a manufacturer of cable assemblies and wire harnesses in San Jose, California, in a transaction accounted for as a pooling of interests, by issuing 791,170 shares of Common Stock in exchange for all of the outstanding stock of Denron. This 10-K reflects all historical and current information of the combined companies.

In August 1997, the Company, through its subsidiaries JPM Deutschland and JPM Czech Republic, acquired substantially all of the assets of Corma
Elektrotechnische Productions GmbH, Leuchtenberg, Germany and Corma spol s. r. o., Bor, the Czech Republic (collectively "Corma") for cash in the amount of approximately $1,700,000.

In June 1998, the Company purchased all of the outstanding common stock of Antrum Interface 725, Ltd. ("Antrum"), a manufacturer of cable assemblies and wire harnesses with facilities in Toronto and Calgary, Canada for cash consideration of approximately $16,500,000. This consideration does not include contingent cash consideration of up to $4,500,000 which may be paid pursuant to an earn out arrangement.

Subsequent to the September 30, 1998 fiscal year end, on November 12, 1998, the Company purchased 60% of AF Datalink Equipmentos de Telecomunicacaoes, Ltda., a manufacturer of cable assemblies and wire harnesses in Sao Paulo, Brazil for $6,000,000 in cash, a $2,000,000 note payable in one year and 256,000 shares of JPM stock worth $2,500,000 at the time of purchase.

(b) Financial Information About Industry Segments.

All revenue of the Company is generated from a single business segment: The manufacture of cable assemblies and wire harnesses.

(c) Narrative Description of Business.

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs in the computer, networking and telecommunications sectors of the global electronics industry. The Company manufactures a wide spectrum of products which transfer power or transmit voice, data or video within the OEMs' equipment or to external connections. Principal applications of the Company's products include computers, computer peripherals, network routers and switches, self service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

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

To reduce costs, enhance responsiveness to customers and improve manufacturing processes and systems, the Company streamlined its management structure and achieved ISO 9002 certification in its Pennsylvania, California and South Carolina manufacturing facilities during fiscal 1993 and 1994. In addition, in those years the Company implemented a training program designed to provide technical, quality and problem-solving skills to all employees and upgraded and expanded the Company's management information systems. All of the Company's subsequent acquisitions have also been ISO 9001 or 9002 certified and implemented training programs as described above.

(d) Manufacturing.

The Company manufactures substantially all of its products on a build-to-order basis and to the forecasts of its customers. The Company operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; Toronto and Calgary, Canada; San Jose, California; Guadalajara, Mexico; and Bor, Czech Republic and has manufacturing services arrangements with companies in Taipei, Taiwan and in the People's Republic of China. Each of the Company's manufacturing facilities is capable of producing the full range of the Company's products. The Company maintains rapid prototype capabilities at each of its plants for designing and developing customized products for its customers.

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

The Company emphasizes quality assurance systems throughout its operations. Each facility is Underwriters' Laboratory listed, approved by the Canadian Standards Association and ISO 9000 certified by an independent accreditation organization. ISO 9000 is part of a standard developed by the International Organization for Standardization, a worldwide federation of national standards bodies which establishes a framework for structuring and documenting operations.

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

The Company's sales cycle with respect to new customers normally is an extended process pursuant to which the OEM qualifies the Company as a supplier. This process typically involves exchanges of information through written surveys, presentations, site visits, formal audits, sample quotations and first piece builds. At the same time, the Company conducts research regarding the OEM's organization and seeks to establish contacts at multiple levels within that organization. This cycle can take 18 months or more from the initial contact to the first production order. For existing customers, the Company seeks to expand its sales through multi-level relationships with design engineers and other decision-makers within the OEM's organization.

The Company's sales and marketing programs are managed by its Senior Vice President of Global Business Development and supported by a total of 31 customer service specialists in the Company's nine manufacturing facilities. The Company also employs 11 sales executives based in Pennsylvania, New York, New Jersey, South Carolina, Texas, California, Canada and Germany as well as a Marketing Manager in Pennsylvania. In addition to the sales executives, the Company has four Custom Design Support Engineers based in South Carolina, Ohio, Texas and California, providing product development and design engineering support locally to its customers.

During the fiscal year ended September 30, 1998, sales of the Company's products to Nortel, IBM, Hewlett-Packard and Diebold represented 21%, 16%, 13% and 11%, respectively, of the Company's total sales. During the fiscal year ended September 30, 1997, sales of the Company's products to Diebold, Nortel,
IBM and Hewlett-Packard represented 17%, 16%, 14% and 10% respectively, of the Company's total sales. During the fiscal year ended September 30, 1996, sales of the Company's products to Diebold and IBM represented 18% and 15%, respectively, of the Company's total sales.

The Company typically enters into annual contracts with its major customers. These contracts periodically mature and are renewed throughout the year in the normal course of business.

During each of the last three fiscal years, the Company's net sales to the computer market sector (including self-service terminals) and to the telecommunications and networking market sectors represented approximately 50%, 40% and 8%, respectively, of the Company's net sales.

(f) Competition.

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

(g) Backlog.

The Company estimates its backlog at September 30, 1998 and 1997 was approximately $52,902,000 and $25,544,000 respectively. The Company does not include within backlog non-binding, extended purchase orders and contractual arrangements in which final authorization and shipment dates have not yet been specified. Substantially all of the September 30, 1998 backlog is expected to be shipped by December 31, 1998. Because of customers' and the industry's movement to just-in-time and pull systems, the Company's backlog at any particular date is not necessarily representative of the Company's level of business to be expected in the ensuing period.

(h) Employees.

As of September 30, 1998, the Company had approximately 3,000 full-time employees, including approximately 2,400 production operators, 430 in engineering and other manufacturing support functions, 117 in executive, finance and administrative functions, 41 in sales and customer service functions, and 52 in materials management functions. The Lewisburg, Guadalajara, Beaver Springs, Toronto, Calgary, San Jose, Bor and Leuchtenberg facilities have approximately 537, 1,389, 353, 190, 35, 401, 84 and 11 full-time employees, respectively. At the Guadalajara Facility, approximately 250 full-time and 800 temporary production employees are members of Confederacion de Trabajadores Mexicanos (the Confederation of Mexican Workers) and are covered by a collective bargaining agreement that is negotiated annually. None of the Company's other employees are union members or are covered by a collective bargaining agreement. The Company has never experienced a labor strike or other labor-related work stoppage. Periodically, during times of increased production, the Lewisburg and Beaver Springs facilities employ temporary employees, who may constitute 10-15% of the total employees at these facilities. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

                                                        Floor Space                     Mortgage      Lease
Facility Location                       Type              Sq. Ft.    Own/Lease           Amount     Expiration
Beaver Springs, Pa            Manufacturing                   75,000 Cap/Lease             -        Dec. 2011
Bor, The Czech Republic       Manufacturing                   10,000 Lease                 -        Mar. 2000
Calgary, Canada               Manufacturing                    5,000 Own                   -              -

Guadalajara, Mexico           Office, Ware & Manuf            40,000 Lease                 -         May 2003
Guadalajara, Mexico           Office, Ware & Manuf            41,200 Lease                 -       April 2001
Guadalajara, Mexico           Manufacturing                   12,700 Lease                 -        Oct. 2001
Guadalajara, Mexico           Manufacturing                    3,000 Lease                 -        Nov. 1999
                                                            --------
  Total Guadalajara                                           96,900

Lewisburg, PA                 Corporate Office                35,000 Own               2,547,000       -
Lewisburg, PA                 Office                           7,000 Own                   -           -
Lewisburg, PA                 Manufacturing                  100,000 Own                 679,000       -
                                                            --------
  Total Lewisburg                                            142,000

Leuchtenberg, Germany         Office & Warehouse               6,000 Lease                 -       Mar. 2004

San Jose, CA                  Office, Ware & Manuf            40,000 Lease                 -       June.2002
San Jose, CA                  Office & Warehouse               7,200 Lease                 -      Sept. 2000
                                                            --------
   Total San Jose                                             47,200

Singapore                     Office & Warehouse               1,800 Lease                 -       Nov. 1999
Toronto, Canada               Office, Ware & Manuf            45,000 Own                 678,000       -
                                                            --------
                                Total                        428,900

The Company's facilities are ISO 9002 certified with the exception of the Germany and Czech Republic Facilities which are ISO 9001 certified. The Company is currently building a 60,000 sq. ft manufacturing facility on land which it owns in Guadalajara, Mexico. The Company is also building a 40,000 sq. ft. facility in Bela, The Czech Republic. Although management of the Company believes that its facilities with the expansions are currently adequate to meet its requirements, the Company may require additional manufacturing capacity depending upon its future rate of growth.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS COMMON STOCK PRICE RANGE

The Company's Common Stock is listed on The NASDAQ Stock Market's National Market ("NASDAQ") and trades under the symbol "JPMX". The following table presents the high and low closing prices for the Common Stock for the fiscal year ended September 30, 1998 and for the fiscal year ended September 30, 1997, as reported by NASDAQ.

FISCAL YEAR ENDED 1997                           HIGH              LOW
                                                 -----            -----
First Quarter                                 $  19.25       $     8.88
Second Quarter                                   23.00            16.00
Third Quarter                                    38.00            15.25
Fourth Quarter                                   42.25            23.00

FISCAL YEAR ENDED 1998
First Quarter                                    27.25            19.50
Second Quarter                                   21.73            11.19
Third Quarter                                    14.88             9.88
Fourth Quarter                                   13.75             6.50

On November 16, 1998 there were approximately 252 holders of record of the Company's Common Stock and, according to latest record, approximately 3,300 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five year period ended September 30, 1998, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.


                                            FISCAL YEAR ENDED SEPTEMBER 30,

                              1998       1997       1996      1995       1994
                           ----------------------------------------------------
                           ----------------------------------------------------

Operating Statement Data:

(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

Net sales..............  $  128,351 $  112,787 $   85,516 $  54,042 $   41,418
Gross profit............     21,977     23,537     14,706     8,491      6,991
Income from operations....    5,977     12,853      6,900     2,979      1,244
Net income.............       2,570      7,329      3,083       936        307
Net income as a % of sales.... 2.00%      6.50%      3.60%     1.70%      0.70%
Net income applicable
  to Common Stock..........   2,570      7,329      2,943       659         67
Diluted net income
per common share.............$ 0.35 $     0.97 $     0.48 $    0.14 $     0.02
Weighted average common
 shares outstanding (Diluted) 7,423      7,538      5,683     4,390      4,280



                                                SEPTEMBER 30,

                             1998       1997      1996      1995        1994
                       ---------------------------------------------------------
                       ---------------------------------------------------------
Balance Sheet Data:

Working Capital.......  $   35,392   $ 12,612  $ 10,206     $ 164   $     948
Total Assets............    89,021     54,130    39,862    25,427      16,645
Short-term debt..........      834      9,699     2,169     6,937       3,888
Long-term debt...........   42,193      2,805     3,264     4,292       2,407
Shareholders' equity.....   30,762     28,231    19,927     4,866       3,688


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs in the computer, networking and telecommunications sectors of the global electronics industry. The Company manufactures a wide variety of products which transfer power or transmit voice, data or video within the OEMs' equipment or to external connections. Principal applications of the Company's products include computers, computer peripherals, network routers and switches, self service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

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

The following table presents, in thousands of dollars and as a percentage of net sales, certain selected consolidated financial data for each of the three fiscal years completed September 30, 1998, 1997 and 1996:


                                           FISCAL YEAR ENDED
                        --------------------------------------------------------
(in thousands of dollars) 1998      1997       1996     1998      1997     1996
                        --------------------------------------------------------

Net sales............   $128,351  $112,787    $85,516   100.0%   100.0%   100.0%
Cost of sales........    106,374    89,250     70,810    82.9     79.1     82.8
                         -------------------------------------------------------
Gross profit.........     21,977    23,537     14,706    17.1     20.9     17.2
Selling, general and
 administrative expenses. 14,188     9,811      7,806    11.1      8.7      9.1
Costs related to
 the cancelled secondary..   400         -          -      .3        -        -
Costs related to the
 shut down of SC........   1,412         -          -     1.1        -        -
Costs related to
 the merger............      -         873          -       -       .8        -
                         -------------------------------------------------------
                          16,000    10,684      7,806    12.5      9.5      9.1
                         -------------------------------------------------------
Income from operations..   5,977    12,853      6,900     4.6     11.4      8.1
Interest expense........  (1,753)     (670)      (871)   (1.4)    (0.6)    (1.0)
Other income (expense)..      72        (1)      (271)    0.1        -     (0.3)
                         -------------------------------------------------------
Income before taxes and
 minority interest......   4,296    12,182      5,758     3.3%    10.8%     6.8%
                         =======================================================


COMPARISON OF FISCAL YEAR 1998 WITH FISCAL YEAR 1997

Net sales for fiscal 1998 increased by $15,564, or 13.8%, as compared to fiscal 1997. This increase was primarily from sales to new OEM customers, increased sales to certain existing customers and the June 1998 acquisition of Antrum Interface 725, Ltd . ("Antrum"). Antrum contributed $6,822 of the increase.

Gross profit decreased by $1,560, or 6.6%, in fiscal 1998 as compared to fiscal 1997. As a percentage of net sales, gross profit decreased from 20.9% to 17.1%. The decrease in gross profit as a percentage of net sales was primarily due to increased overhead and direct labor costs related to new customer and new product start up, product movement costs as product was moved from one JPM manufacturing facility to another and production inefficiencies.

Selling, general and administrative expenses for fiscal 1998 increased
$5,316, or 49.8%, as compared to fiscal 1997, primarily as a result of increased compensation expenses for additional personnel to support the Company's growth and expanding international presence and $400 in additional expenses related to the Company's canceled secondary offering. The secondary offering was cancelled during the Company's first fiscal quarter. Fiscal 1998 also includes a second fiscal quarter pretax charge of $1,412 for costs related to the shutdown of the Company's manufacturing facility in Winnsboro, SC.

Interest expense for fiscal 1998 increased by $1,083, or 161.6%, as compared to fiscal 1997. The increase was primarily due to the utilization of $16,500 for the Company's June 1998 acquisition of Antrum, increased inventory and accounts receivable and financing of the initial phases of building new manufacturing facilities in the Czech Republic and Mexico.

The Company's effective income tax rate for fiscal 1998 was 40.2% as compared to 39.8% in fiscal 1997. The increase in the Company's tax rate was due to non-deductible charges for goodwill amortization.

Net income for fiscal 1998 decreased $4,759, or 64.9%, to $2,570 as compared to fiscal 1997 net income of $7,329. Diluted earnings per share during fiscal 1998 were $0.35 compared to $0.97 for fiscal 1997. Net income and earnings per share decreased during the year primarily because of increased selling, general and administrative expenses, increased interest costs and reduced gross margins as discussed above.

COMPARISON OF FISCAL YEAR 1997 WITH FISCAL YEAR 1996

Net sales for fiscal 1997 increased by $27,271, or 31.9%, as compared to fiscal 1996. This increase was from sales to new OEM customers and increased sales to certain existing customers.

Gross profit increased by $8,831, or 60.1%, in fiscal 1997 as compared to fiscal 1996. As a percentage of net sales, gross profit increased from 17.2% to 20.9%. The increase in gross margin as a percentage of net sales was primarily due to increased overhead absorption as a result of increased sales volume, lower raw material acquistion costs due to larger volume purchase discounts and a favorable product mix.

Selling, general and administrative expenses for fiscal 1997 increased $2,878, or 36.9%, as compared to fiscal 1996. The increase was primarily as a result of increased compensation expenses for additional personnel to support the Company's growth. Selling, general and administrative expense in 1997 included a pretax charge of $873 in additional expenses related to the Company's merger with Denron and additional administrative costs related to being a public company.

Interest expense for fiscal 1997 decreased by $201, or 23.1%, as compared to fiscal 1996, primarily due to the utilization of funds generated by the Company's April 30, 1996 initial public offering used to pay down its short-term debt.

The Company's effective income tax rate for fiscal 1997 was 39.8% as compared to 39.1% in fiscal 1996.

Net income for fiscal 1997 increased $4,246, or 137.7%, to $7,329 as compared to fiscal 1996 net income of $3,083. Diluted earnings per share during fiscal 1997 were $0.97 compared to $0.48 for fiscal 1996. Net income and earnings per share increased during the year mainly because of increased sales and gross margins as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during 1998 was $3,914. Net cash used in operating activities during 1997 was $1,201. The cash utilized in 1998 was primarily used to finance increases in accounts receivable and finished goods inventory, as a result of sales growth. The cash used during 1997 was primarily utilized to finance increases in inventory, as a result of sales growth.

Working capital was $35,392 at September 30, 1998, an increase of $22,780 from September 30, 1997. The increase in working capital was primarily the result of increased accounts receivable and inventory growth, because of increased sales at year end and in anticipation of future sales, and the newly established long-term debt which had previously been financed through a short-term debt instrument.

During 1998 and 1997, the Company expended $7,928 and $4,255, respectively for capital expenditures. Financing activities provided cash in the amount of $29,742 and $6,388, respectively, primarily to finance increased working capital needs and the acquisition of Antrum in 1998 and the merger with and acquisition of Denron and Corma in 1997, respectively.

CREDIT FACILITIES

In April 1998, the Company entered into a new bank revolving line of credit which permits the Company to draw up to $60,000 secured by the assets of the corporation. This expanded credit facility matures April 2001. The interest rate on the new line is an adjustable rate that varies between an interest rate of prime plus 0% up to 0.25% or at the Company's election, a LIBOR rate plus 0.875% up to 2.0% tied to the Company's ratio of total indebtedness to annualized EBITDA. The line of credit provides for advances up to $60,000 as long as the Company is in compliance with debt covenants for total indebtedness to total capital, total indebtedness to annualized EBITDA and a fixed charge coverage ratio. The line of credit provides certain restrictions with regard to acquisitions, mergers, dissolution, disposition of assets and the incurrence of additional indebtedness; and prohibits loans to or investments in other entities or persons. At September 30, 1998, the Company was in compliance with all loan covenants. At September 30, 1998, borrowings under this line of credit facility amounted to $37,790, against an availability of $60,000 at an interest rate of 6.565%.

The Company believes that its cash flow from operations, current short-term investments and credit facilities will be sufficient to satisfy its working capital requirements and capital expenditure needs over at least the next twelve months. The Company expects to spend approximately $9,000 on capital expenditures during fiscal 1999. However, depending on its rate of growth, profitability and potential acquisition activity, the Company may require additional equity or debt financing to meet its working capital requirements, capital expenditure, additional manufacturing capacity or acquisition needs. See Subsequent Event below.

SUBSEQUENT EVENT

On November 12, 1998, the Company announced it had acquired 60% of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("DataLink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256,000 shares of JPM stock) and a one-year note for $2,000. DataLink had sales of approximately $7,400 during its most recent fiscal year completed December 31, 1997 and has sales of approximately $3,800 for the nine months ended September 30, 1998.

INFLATION

The Company does not believe that inflation had a significant impact on its results of operations during the last three fiscal years.

EURO CONVERSION

The eleven member states of the European Union will be required to denominate transactions in a common currency, the Euro, after January 1, 1999.The Company does have a portion of its sales from its Czech facility which are denominated in Deutsche Marks which will require conversion to the Euro. The Company does not believe that this conversion will have a material effect on its sales, operating costs or profit margins.

YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is aware of potential Year 2000 issues in its internal computer systems and software, customer and supplier systems and software, Electronic Data Interchange (EDI) software, and security and production equipment containing micro-processors.

The Company has implemented a Year 2000 project headed by its Director of Management Information Services. Each JPM facility also has a Year 2000 project team which reports to the Corporate Director of Management Information Services. The project team has identified areas with potential Year 2000 issues and has developed assessment, evaluation and remediation projects in each of those areas. A report on the status of each of these projects is issued to the Company's Chief Executive Officer and the Chief Financial Officer on a weekly basis. This information is then summarized and reported to the Board of Directors at its quarterly meeting. These projects have timetables with deadlines through June 1999.

The Company's enterprise software, consisting of its internal financial and manufacturing systems, has been evaluated with the following status:

1. Corporate      BPCS/AS400            Upgraded to Year 2000 compliant version

2. Lewisburg      BPCS/AS400            Upgraded to Year 2000 compliant version

3. Beaver Springs BPCS/AS400            Upgraded to Year 2000 compliant version

4. Toronto        Network based         Upgraded to Year 2000 compliant version

5. Calgary        Network based         Upgraded to Year 2000 compliant version

6. Czech Republic Network based         To be upgraded by March 31, 1999

7. San Jose       Comet/Network based   Software is Year 2000 compliant

8. Mexico         Visual Mfg & PC Based Software is Year 2000 compliant

The Company has implemented and validated a portion of its enterprise system software upgrades that are required so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes with the proposed conversion and modifications of the remaining software, the Year 2000 issue can be mitigated. However, if such modifications or conversions are not made, are not completed timely or are not adequate, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has inventoried its computer equipment and identified potential Year 2000 issues. The Company plans to acquire the necessary software to evaluate this hardware as to its Year 2000 compliance. The Company does not believe that it will require a significant investment to upgrade any such hardware.

The Company generally utilizes Microsoft based Office Suites and networking products for its computing software needs and upgrades to newer software as it becomes available. The Company's current standard products are Windows 95 and Office 97. The Company utilizes Auto-Cad for its engineering functions. These products will be validated by validation information and software provided by the suppliers by March 31, 1999. Because of its recent investment in this upgraded software, the Company does not believe that any additional investment would be material.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. These communications ask for written assurances that they are or will be Year 2000 compliant. The Company utilizes some of its larger customers' forecasts as part of its material requirements planning system. The Company has alternate sources for substantially all of its raw materials as a contingency if any of its suppliers are not able to supply material. The Company believes that it can not produce an adequate contingency plan if the customer is not able to order parts or supply forecasts.

The Company assessed and validated the Electronic Data Interchange systems that it utilizes to communicate and transmit data between the Company and its suppliers and customers.

The Company has inventoried those security systems and production assets that contain micro-processors. This equipment is being assessed and will be validated by March 31, 1999. Remediation of any issues through the implementation of new equipment or contingency plans is expected to be completed by June 30, 1999. The Company does utilize some equipment in its testing and quality assurance that may provide some exposure to the Year 2000 issue which is currently being assessed. The Company is not heavily mechanized and expects that any remediation costs would not be material.

The Company's total estimated Year 2000 project costs of approximately
$250, include the estimated cost and time associated with the impact of third parties' Year 2000 issues on the Company, and are based on presently available information. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it manufactures or it has sold.

The Company plans to complete the modifications and conversions of its enterprise system software at a cost of approximately $175 by March 31, 1999, approximately $150 of this amount has been incurred at September 30, 1998. Additional expenditures will be required to complete the upgrade of any software contained in any hardware or production equipment found not to be Year 2000 compliant. The Company currently estimates it will incur additional costs of approximately $75 to upgrade such equipment and complete the assessments described above. The Company has currently spent approximately $175 on the Year 2000 issue.

The Company does not currently believe that it has any material exposure to the Year 2000 issue. However, if the Company discovers any such exposure, it will implement projects to correct or prepare contingency plans to address any such issue. The Company believes that a material failure would occur if a utility supplier was unable to provide service to one or more of the Company facilities. The Company does not currently have an alternative for this contingency.

The Company intends to provide the funds for the Year 2000 project through utilization of its internally generated funds and its bank line of credit.

The costs of the project and the dates on which the Company plans to complete the Year 2000 assessments, modifications, conversions and validation are based on management's best judgement. The projected costs were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes and similar uncertainties.

MARKET RISK DISCUSSION

During 1996, 1997 and 1998, the Company has experienced an immaterial amount of exposure to changes in financial market conditions due to business transactions denominated in foreign currencies. The Company has not engaged in the hedging of the foreign currency exposure.

The Company believes that it will experience significant increases in transactions denominated in foreign currencies starting in fiscal 1999. As a result, future earnings, cash flows and fair value of assets and liabilities will be subject to uncertainty. The Company intends to establish policies, procedures and internal processes governing its management of certain market conditions, and will use both operational and financial market actions in its risk management activities.

The Company is exposed to changes in interest rates primarily due to its borrowing and investing activities which include primarily short and long-term debt used to maintain liquidity and fund its business operations. The Company has entered into an interest rate hedge on $15,000 of its long-term debt. A 100 basis point move in interest rates would effect the value of the Company's floating rate borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The JPM Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 28 present fairly, in all material respects, the financial position of The JPM Company and its subsidiaries (the "Company") at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Philadelphia, PA
November 12, 1998



                                 THE JPM COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share amounts)

                                                                            SEPTEMBER 30,
                                                                      ----------------------------
                                                                       1998                  1997
                                                                   -------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents......................................    $  2,625             $    543
  Accounts receivable (net of allowance of $326 and $222)........      19,681               12,692
  Inventories,net................................................      23,984               19,328
  Other current assets...........................................       3,711                2,045
                                                                       ------               ------
  Total current assets...........................................      50,001               34,608
Property, plant and equipment, net...............................      21,267               13,552
Excess of cost over fair value of net assets
 acquired and other intangible assets, net.......................      15,445                4,807
Other assets.....................................................       2,308                1,163
                                                                       ------               ------
                                                                     $ 89,021             $ 54,130
                                                                       ======               ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........................................    $    290             $  8,182
  Current maturities of long-term debt...........................         544                1,517
  Accounts payable...............................................       7,707                6,841
  Accrued expenses...............................................       4,448                3,924
  Deferred income taxes..........................................       1,620                1,532
                                                                       ------               ------
  Total current liabilities......................................      14,609               21,996
Long-term debt...................................................      42,193                2,805
Deferred compensation lability...................................         961                  621
Deferred income taxes............................................         496                  477
                                                                       ------               ------
                                                                       58,259               25,899
                                                                       ------               ------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, no par value, 10,000 shares
  authorized, Class A, $31.43 stated value, no shares issued and
  outstanding                                                               -                    -
  Common Stock, $.000067 par value, 40,000
  shares authorized, issued
  7,060 shares in 1998 and 6,970 shares in 1997                             -                    -
  Additional paid-in capital.....................................      17,513               17,187
  Retained earnings...............................................     13,614               11,044
  Cumulative translation adjustment..............................        (365)                   -
                                                                      -------              ------
     Total shareholders'equity...................................      30,762               28,231
                                                                       ======               ======
                                                                     $ 89,021             $ 54,130
                                                                     ========             ========

   The accompanying notes are an integral part of these financial statements.







                                 THE JPM COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)

                                                       YEAR ENDED
                                                      SEPTEMBER 30,

                                        -----------------------------------
                                              1998        1997       1996

Net sales..........................     $    128,351   $ 112,787  $  85,516
Cost of sales......................          106,374      89,250     70,810
                                            ----------  ---------  --------
                                              21,977      23,537     14,706
Selling, general and administrative
 expenses...........................          14,188       9,811      7,806
Secondary offering costs                         400          --         --
Plant shutdown costs                           1,412          --         --
Costs related to the merger.........              --         873         --
                                            ----------  ---------  --------
                                               5,977      12,853      6,900
Other income (expense):
 Interest expense...................          (1,753)       (670)      (871)
 Other, net.........................              72          (1)      (271)
                                            ----------  ---------  --------
                                              (1,681)       (671)    (1,142)
                                            ----------  ---------  --------
Income before income taxes and minority
 interest...........................           4,296      12,182      5,758
Provision for income taxes..........           1,726       4,853      2,252
                                             ---------- ---------  ---------
Income before minority interest.....           2,570       7,329      3,506
Minority interest...................               -           -        423
                                             ---------- ----------  --------
Net income..........................           2,570       7,329      3,083
Cumulative dividends on Preferred
 Stock..............................               -           -        140
                                             ----------  ----------  -------
Net income applicable to Common Stock   $      2,570    $  7,329    $ 2,943
                                             ==========  ==========  =======
Basic earnings per common share.        $       0.37    $   1.07    $  0.51
                                             ==========  ==========  =======
Diluted earnings per common share.      $       0.35    $   0.97    $  0.48
                                             ==========  ==========  =======
Weighted average number of shares of
 Common Stock outstanding (basic).             7,022       6,687      5,770
                                             ==========  ==========  =======
Weighted average number of shares of
 Common Stock outstanding (diluted).           7,423       7,538      5,683
                                             ==========  ==========  =======

The accompanying notes are an integral part of these financial statements.

The JPM Company
Consolidated Statement of
Shareholders' Equity


                                 Preferred Stock       Common Stock Additional                       Treasury Stock
                               ------------------------------------                                 -----------------
                               ------------------------------------                    Cummulative  -----------------     Total
                               Number of  Stated   Number of   Par   Paid-in  Retained Translation  Number of          Shareholders'
                                Shares     Value     Shares   Value  Capital  Earnings  Adjustment    Shares    Cost     Equity


Balance at September 30, 1995    111,840    $3,515  8,180,170  $  0 $   635  $ 1,041    $   0      3,900,000  $(325)    $   4,866
Preferred stock dividends paid         0         0          0     0       0     (600)       0              0      0          (600)
Issuance of common stock               0         0  2,191,800     0  13,959        0        0              0      0        13,959
Preferred stock redemption and
     exchange for common stock  (111,840)   (3,515)   232,635     0   1,578        0        0              0      0        (1,937)
Debenture conversion to
     common stock                      0         0    104,244     0     365        0        0              0      0           365
Treasury stock retirement              0         0 (3,900,000)    0    (325)       0        0     (3,900,000)   325             0
Net income                             0         0          0     0       0    3,083        0              0      0         3,083
Denron net income April 1 to
     September 30, 1995                0         0          0     0       0      191        0              0      0           191
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

Balance at September 30, 1996          0         0  6,808,849     0  16,212    3,715        0              0      0        19,927
Issuance of common stock               0         0    161,396     0     975        0        0              0      0           975
Net income                             0         0          0     0       0    7,329        0              0      0         7,329
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

Balance at September 30, 1997          0         0  6,970,245     0  17,187   11,044        0              0      0        28,231
Issuance of common stock               0         0     89,553     0     326        0        0              0      0           326
Cumulative translation adjustment      0         0          0     0       0        0     (365)             0      0          (365)
Net income                             0         0          0     0       0    2,570        0              0      0         2,570
                               ---------------------------------------------------------------------------------------------------
                               ---------------------------------------------------------------------------------------------------

Balance at September 30, 1998          0    $    0  7,059,798  $  0 $17,513  $13,614    $(365)             0  $   0     $  30,762
                               ==================================================================================================




The accompanying notes are an integral part of these financial statements.





                                THE JPM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                        -----------------------------------
                                                                                           1998        1997         1996
                                                                                         --------    --------     ---------
Cash flows from operating activities:
  Net income .......................................................................   $  2,570    $  7,329    $  3,083
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..................................................      2,727       1,640       1,343
    Foreign currency translation (gain) loss .......................................        (52)        (12)        143
    Loss (gain) on sale of property, plant and equipment ...........................         --          66          (5)
    Deferred taxes .................................................................         33          61         230
    Minority interest ..............................................................         --          --         423
    Deferred compensation expense ..................................................        340         112         118
    Secondary offering costs........................................................        400          --          --
    Plant shutdown costs ($1,412 less cash payments of $742)........................        670          --          --
    Change in assets and liabilities, net of effects from businesses acquired:
      (Increase) decrease in accounts receivable ...................................     (5,057)       (438)     (5,639)
      (Increase) decrease in inventories ...........................................     (2,097)     (7,762)     (3,907)
      (Increase) decrease in other assets ..........................................     (2,887)     (1,086)        (80)
      Increase (decrease) in accounts payable ......................................       (178)       (773)      2,139
      Increase (decrease) in accrued expenses ......................................         (8)        175       1,844
      Increase (decrease) in income taxes payable ..................................       (375)       (513)        446
                                                                                       --------    --------    --------
    Net cash provided by (used in) operating activities ............................     (3,914)     (1,201)        138
Cash flows from investing activities:                                                  --------    --------    --------
  Payments for assets and businesses acquired, net of cash acquired of
    $1,233 in fiscal 1998 and $88 in fiscal 1997 ...................................    (15,415)     (1,897)     (3,400)
  Capital expenditures .............................................................     (7,928)     (4,255)     (2,731)
  Proceeds from sale of property, plant and equipment ..............................         --           7           5
  Collections of notes receivable -- related parties ...............................         --         206         408
  Deferred compensation plan contributions .........................................       (403)       (116)       (118)
  Loans to related parties .........................................................         --          --         (30)
                                                                                       --------    --------    --------
    Net cash provided by (used in) investing activities ............................    (23,746)     (6,055)     (5,866)
Cash flows from financing activities:                                                  --------    --------    --------
  Net borrowings (repayments) under credit facilities ..............................     29,608       6,650      (4,895)
  Proceeds from issuance of long-term debt .........................................      2,600          40         517
  Principal payments on long-term debt .............................................     (2,697)       (699)     (1,185)
  Common stock issuance ............................................................        231         397      13,959
  Preferred stock repurchase .......................................................         --          --      (1,937)
  Preferred stock dividends paid ...................................................         --          --        (600)
                                                                                       --------    --------    --------
    Net cash provided by (used in) financing activities ............................     29,742       6,388       5,859
                                                                                       --------    --------    --------
Increase (decrease) in cash and cash equivalents ...................................      2,082        (868)        131
Cash and cash equivalents at beginning of period ...................................        543       1,411       1,280
                                                                                       --------    --------    --------
Cash and cash equivalents at end of period .........................................   $  2,625    $    543    $  1,411
                                                                                       ========    ========    ========
Supplemental information relative to non-cash financing activity -- See Note 10.
Supplemental information relative to cash paid for interest -- See Note 9.
Supplemental information relative to cash paid for income taxes -- See Note 12.

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

A summary of the Company's significant accounting policies follows:

Basis of presentation

On June 4, 1997 the Company completed a merger with Denron, Inc. ("Denron") by exchanging 791,170 shares of the Company's common stock for all of the outstanding common stock of Denron. The merger has been accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Denron as though it had always been a part of the Company.

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

Long-lived and intangible assets

Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired is amortized on a straight-line basis over 20 years. Intangible assets include the ISO 9002 certification of an acquired plant; such assets are being amortized on a straight-line basis over five years.

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

Foreign currency translation

For non-U.S. subsidiaries in which the local currency has been determined to be the functional currency, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of shareholders' equity.

The Company has determined that the U.S. dollar is the functional currency of its Mexican operations. Foreign currency inventories and property, plant and equipment are remeasured into U.S. dollars at historical rates; all other foreign currency assets and liabilities are remeasured at year-end exchange rates. Income and expenses are remeasured at average rates prevailing during the year, except for expenses related to inventories and property, plant and equipment, which are remeasured at historical rates. Exchange gains and losses resulting from remeasurement are included in earnings and amounted to a gain
(loss) of $52, $12 and ($143) for fiscal 1998, 1997 and 1996, respectively.


Earnings per common share

Basic and diluted earnings (loss) per common share computations are made in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. Prior period EPS information has been restated in accordance with SFAS 128.

The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans. In addition, 1996 net income was reduced to the extent of all possible "Participating Dividends" on the Preferred Stock.

Stock based compensation

Statement of Financial Accounting Standards No. 123,"Accounting for Stock
Based Compensation" ("SFAS 123") defines a fair value based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the new method or disclose the pro forma income statement effects in their financial statements. The Company has elected to disclose the pro forma income statement effects of SFAS 123; therefore, SFAS 123 does not affect the Company's financial position or results of operations.

Recent accounting pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Reclassifications

Certain prior year balances have been reclassified for comparative purposes.

Use of estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Acquisitions

In June 1998, the Company acquired all of the stock of Antrum Interface
725, Ltd. ("Antrum"), manufacturers and assemblers of cable and wire harnesses, for cash consideration of approximately $16,500. This consideration does not include contingent cash consideration of up to $4,500 which may be paid pursuant to an earn out arrangement included in the stock purchase agreement. This arrangement provides for the company to pay additional consideration based on operating profit targets, as defined, for the period from June 1, 1997 through November 30, 2000. Such contingent consideration, if earned, will be treated as additional purchase price when earned. The transaction has been accounted for as a purchase in accordance with APB 16.

The unaudited results of operations on a pro forma basis as if Antrum had been acquired as of the beginning of the respective periods below are as follows:


                                                Year Ended September 30,
                                                ------------------------
                                                 1998             1997
                                                ------------------------
Net sales                                     $143,527          $130,062
Operating income                                12,279            15,057
Net income                                       2,413             7,763
Net income per diluted
         common share                              .33              1.03



In August 1997, the Company acquired the assets of Corma Elektrotechnische Productions GmbH, Leuchtenberg, Germany and Corma spol s.r.o., Bor, the Czech Republic (collectively "Corma"), manufacturers and assemblers of cable and wire harnesses, for cash consideration of $1,688.

In May 1995, the Company purchased a 60% ownership in Electronica Pantera,
S.A. de C.V. ("Pantera"), a Mexican manufacturer and assembler of cable and wire assemblies, for cash consideration of $3,600. The Company acquired the remaining 40% of Pantera for cash consideration of $3,400 in April 1996.

Information with respect to these acquisitions is presented below:


                                                     1998       1997       1996
                                                     ----       ----       ----
Cash paid (net of cash acquired) ..............  $ 15,267    $ 1,688    $ 3,400
Transaction and other costs ...................       148        209          -
                                                  -------    -------    -------
                                                   15,415      1,897      3,400
Fair value of tangible assets acquired ........    (4,262)    (1,435)    (1,275)
                                                  -------    -------    -------
Excess of cost over fair value of net assets
  acquired and other intangible assets ........   $11,153    $   462    $ 2,125
                                                  =======    =======    =======

Excess of cost over fair value of net assets acquired and other intangible assets comprise the following:

                                                                SEPTEMBER 30,
                                                                -------------
                                                               1998       1997
                                                             -------    -------
Excess of cost over fair value of net assets acquired ....  $ 16,383    $ 5,230
Other ....................................................       250        250
                                                             -------    -------
                                                              16,633      5,480
Accumulated amortization .................................    (1,188)      (673)
                                                             -------    -------
                                                            $ 15,445    $ 4,807
                                                             =======    =======



3. Closing of South Carolina Manufacturing Facility

On March 27, 1998, the Company announced plans to cease operations at its Winnsboro, S.C. manufacturing location and subsequently transfer all business to other plants in Pennsylvania, California and Mexico.

The plant ceased production on June 26, 1998. Supervisory and breakdown crews remained at the facility until July 17, 1998. The Company has accrued expenses totaling approximately $1,400 in closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown costs." At September 30, 1998, approximately $1,200 of such expenses have been incurred and charged against the reserve. The remaining costs are expected to be incurred in the first quarter of fiscal 1999.

4. Major Customers and Suppliers

Net sales to Nortel, IBM, Hewlett-Packard and Diebold amounted to 21%, 16%,
13% and 11% of total sales, respectively, for fiscal 1998. Net sales to Diebold, Nortel, IBM and Hewlett-Packard amounted to 17%, 16%, 14% and 10% of total net sales, respectively, for fiscal 1997. Net sales to Diebold and IBM amounted to 18% and 15% of total net sales for fiscal 1996, respectively. Aggregate net sales to major customers, each of which exceeded 10% of total net sales were 61%, 57% and 33% of total net sales in 1998, 1997 and 1996, respectively. At September 30, 1998 and 1997, aggregate accounts receivable from these customers represented 55% and 54% of total accounts receivable, respectively. To reduce its credit risk, the Company reviews its customers' financial position before extending credit.

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

5. INVENTORIES

                                                          SEPTEMBER 30,
                                                          -------------
                                                         1998        1997
                                                      --------    ---------
Finished goods .............................         $  5,915    $  4,103
Work-in-process ............................            4,194       2,810
Raw materials and supplies .................           15,172      13,108
Valuation reserve ..........................           (1,297)       (693)
                                                     --------    --------
                                                     $ 23,984    $ 19,328
                                                     ========    ========

6. PROPERTY, PLANT AND EQUIPMENT, NET

                                               SEPTEMBER 30,
                                           -------------------         ESTIMATED
                                            1998          1997      USEFUL LIVES
                                           ------        ------     ------------
Land ...............................     $    645      $    302
Buildings and improvements .........        9,627         6,230      10-25 years
Machinery and equipment ............       11,593        10,345       5-10 years
Furniture and fixtures .............        6,819         3,762       5-10 years
Vehicles ...........................          377           291       3- 5 years
Construction in progress ...........        2,838         1,005
                                         --------      --------
                                           31,899        21,935
Less: Accumulated depreciation .....      (10,632)      (8,383)
                                        ---------      --------
                                         $ 21,267      $ 13,552
                                         ========      ========

Capitalized leased telephone equipment with a gross book value of $298 is included in machinery and equipment at September 30, 1998. Related accumulated amortization was $24 at September 30, 1998. In addition, capitalized leased buildings and improvements with a gross book value of $1,080 are included above at September 30, 1998 and 1997. Related accumulated amortization was $96 and $32 at September 30, 1998 and 1997, respectively. The capital leases include purchase options at the conclusion of the lease term. Future minimum lease payments under these agreements are $95 for fiscal 1999, $102 for fiscal 2000, $109 for fiscal 2001, $72 for fiscal 2002 and $34 for fiscal 2003.

Rental expense for vehicle, machinery and equipment operating leases aggregated $246, $151 and $137 for fiscal 1998, 1997 and 1996, respectively. Future minimum lease payments through the term of these agreements total $236 for fiscal 1999, $159 for fiscal 2000, and $41 for fiscal 2001.

The Company leases 5 facilities in Mexico, 2 in California, 1 in Germany and 1 in the Czech Republic, in accordance with the terms of rental agreements, some of which are renewable annually. The leases in Mexico are renewable in November 1999, two in April 2001, October 2001 and May 2003. The leases in California are renewable in September 2000 and June 2002. The leases in Germany and the Czech Republic are renewable in March 2004 and March 2000, respectively. Rental expense under these agreements in aggregate was $870, $511 and $474 for fiscal 1998, 1997, and 1996, respectively. Future minimum lease payments under these agreements are $978, $1,079, $1,049, $1,018, and $739 for fiscal 1999,
2000, 2001, 2002 and 2003, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1998      1997
                                                         ------     ------
Salaries and benefits ........................           $2,593     $3,005
Other ........................................            1,855        919
                                                         ------     ------
Total accrued expenses .......................           $4,448     $3,924
                                                         ======     ======
Included in accounts payable at September 30, 1998 and 1997 are book overdrafts totaling $827 and $1,580, respectively.



8. SHORT-TERM BORROWINGS

At September 30, 1998, the Company had a bank revolving line of credit to permit the Company to draw up to $60,000. The credit facility matures in April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 0.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 2.0% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. Borrowings are secured by substantially all of the Company's assets. The line of credit requires maintenance of certain financial ratios and provides certain restrictions with regard to acquisitions, mergers, dissolution and the incurrence of additional indebtedness; and prohibits loans to other entities or persons. At September 30, 1998, the Company was in compliance with all loan covenants. As of September 30, 1998, short-term borrowings under this line of credit facility amounted to $290 against an availability of $60,000 at an interest rate of 8.25% (average rate of 8.25% for fiscal 1998).

At September 30, 1997, the Company had a bank revolving line of credit to permit the Company to draw up to $20,000 collateralized by the Company's inventories and accounts receivable. The interest rate on the line was the bank's prime lending rate minus .25% or, at the Company's election, a LIBOR-based rate measured on a sliding scale tied to the Company's debt to net worth ratio. The line of credit provided for advances up to the lessor of $20,000 or 90% of the Company's qualified accounts receivable plus 80% of raw materials and finished goods inventory. The line of credit required maintenance of certain financial ratios and provided certain restrictions with regard to acquisitions, mergers, dissolution and the incurrence of additional indebtedness; and prohibited loans to other entities or persons. At September 30, 1997, the Company was in compliance with all loan covenants. The line of credit was payable on demand by the bank. As of September 30, 1997, borrowings under the line of credit facility amounted to $8,182 against an availability of $20,000 at an interest rate of 8.25% (average rate of 8.29% for fiscal 1997). Such borrowings were secured by the Company's inventories, accounts receivables and contract rights as well as a second lien on machinery and equipment in Lewisburg, Pennsylvania.

The Company's San Jose, California facility previously had a bank revolving line of credit which expired July 31, 1997 and permitted the Company to draw up to $2,000 collateralized by the San Jose facility's inventories and accounts receivable. The line of credit bore interest at the bank's prime lending rate plus .75%.

9. LONG-TERM DEBT

                                                                                           SEPTEMBER 30,
                                                                                        -------------------
                                                                                          1998        1997
                                                                                        -------      ------
Term loan payable to bank; bank prime rate plus 1.5% (average rate of 8.50% for fiscal
 1998); payable in monthly installments of $24 plus accrued interest through
 April 1998........................................................................... $    --     $ 1,333

Mortgage payable to bank; bank prime rate plus 1% (8.50% at September 30,
 1998 and an average rate of 8.50% for fiscal 1998); payable in monthly installments of $19 through September 2010; secured by land, buildings and improvements in Lewisburg, PA with a net book value of $1,953 at
 September 30, 1998 ..................................................................     679         845

Mortgage payable to bank; bank prime rate plus 1% (average rate of 9.50% for fiscal
 1998); payable in monthly installments of $7 plus accrued interest through April 1998
 plus a final principal and interest payment due April 1998...........................      --         998

Mortgage payable to bank; (7.25% at September 30, 1998 and an average rate of 7.25%
 for fiscal 1998); payable in monthly installments of $24 through January
 2013; secured by land, building and improvements in Lewisburg, PA with a net book
 value of $3,583 at September 30, 1998................................................   2,547          --

Mortgage payable to bank; bank prime rate plus .75% (8.00% at September 30, 1998 and an average rate of 7.50% for fiscal 1998); payable in monthly installments of $4 through
 December 2002; secured by land and building in Pickering, Ontario, CANADA with a
 net book value of $1,128 at September 30, 1998.......................................     678          --

Debt under a line of credit facility; $34,500 under a LIBOR-based rate of 6.565% at
 September 30, 1998 and $3,000 representing a base rate advance at 8.5% at
 September 30, 1998..................................................................   37,500          --

Capital lease obligations, payable through 2011 ......................................   1,307       1,103
Other term loans payable .............................................................      26          43
                                                                                       -------     -------
                                                                                        42,737       4,322
Less: Current maturities .............................................................    (544)     (1,517)
                                                                                       -------     -------
                                                                                      $ 42,193     $ 2,805
                                                                                      ========     =======


Maturities of long-term debt, subsequent to September 30, 1998 are as follows:


YEAR ENDING
SEPTEMBER 30,
---------------------------------
1999 ............................ $     544
2000 ............................       464
2001 ............................    37,990
2002 ............................       848
2003 ............................       175
Thereafter ......................     2,716
                                     ------
                                  $  42,737
                                     ======


The foregoing indebtedness is subject to certain covenants including the maintenance of various financial ratios. The Company was in compliance with all covenants at September 30, 1998.

Interest paid in fiscal 1998, 1997 and 1996 on short-term borrowings, long-term debt and subordinated debentures totaled $1,440, $615 and $995, respectively.

10. SUBORDINATED DEBENTURES

In November 1995, the Company issued seventy-three convertible subordinated debentures (the "Series B debentures") in exchange for $365 demand notes payable outstanding at September 30, 1995. The Series B debentures were subject to mandatory conversion upon the completion of an initial public offering. Consequently, the debentures were redeemed for 104,244 shares of the Company's Common Stock at the time of the initial public offering.

11. SHAREHOLDERS' EQUITY

During 1998 and 1997, the Company issued 89,553 and 161,396 shares of Common Stock respectively, pursuant to excercises of options granted under its qualified stock option plans. Such shares were issued at an average price of $2.64 and $2.51 per share and a total of $231 and $397 in 1998 and 1997, respectively. Such exercises also gave rise to tax benefits of $95 and $578, included in equity in 1998 and 1997, respectively.

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

The Class A Preferred Stock previously outstanding had no par value, a stated value of $31.43 per share, was non-voting and carried a cumulative annual dividend of $2.15 per share. In addition, the Board of Directors in any fiscal year could declare additional dividends of 8.5% of the income before income taxes in excess of $1,000 but less than $2,000 ("Participating Dividends").

Concurrent with the Company's initial public offering on April 30, 1996, all dividends on the Class A Preferred Stock in the amount of $600 were paid, 53,000 shares of Class A Preferred Stock were exchanged for 232,635 shares of the Company's common stock at $32.92 per share and the remaining Class A Preferred Stock was redeemed for cash at $32.92 per share or $1,937.

During the year ended September 30, 1996, Preferred Stock dividends of
$5.37 per share were paid, totaling $600. Dividends paid in fiscal 1996 included a Participating Dividend declared for fiscal 1995 of $36 or $.32 per share. No such Participating Dividends were declared for fiscal 1996.

12. INCOME TAXES

Provision for income taxes in the consolidated statement of operations:


                                                    YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                               1998         1997         1996
                                             --------     --------     ---------
Current expense (benefit)
 Federal .............................      $  (592)      $ 3,561       $ 1,087
 State ...............................         (116)          510           355
 Foreign .............................        2,401           721           580
                                            -------       -------       -------
                                              1,693         4,792         2,022
                                            -------       -------       -------
Deferred expense (benefit)
 Federal .............................          146          (436)         (283)
 State ...............................           26           (49)          (48)
 Foreign .............................         (139)          546           561
                                            -------       -------       -------
                                                 33            61           230
                                            -------       -------       -------
                                            $ 1,726       $ 4,853       $ 2,252
                                            =======       =======       =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and September 30, 1997 are presented below:

                                                               September 30,
                                                            -------------------
                                                              1998        1997
                                                            -------     -------
Deferred tax assets:
 Accounts receivable ....................................   $    85     $    85
 Inventory ..............................................       638         697
 Property, plant and equipment ..........................        12          22
 Accrued employee liabilities ...........................       849         731
 Other ..................................................        30         118
                                                            -------     -------
                                                              1,614       1,653
                                                            -------     -------
Deferred tax liabilities:
 Inventory ..............................................    (1,671)     (1,675)
 Property, plant and equipment ..........................      (864)       (702)
                                                            -------     -------
                                                             (2,535)     (2,377)
                                                            -------     -------
 Net deferred tax liability .............................   $  (921)    $  (724)
                                                            =======     =======


 An analysis of the Company's effective income tax rate is as follows:

                                                                Year Ended September 30,
                                                              1998        1997        1996
                                                           -------     -------     -------
Income taxes at U.S. federal income tax rate ............  $ 1,461     $ 4,142     $ 1,958
State taxes, net of federal benefit .....................      (71)        320         210
Foreign operations taxed at higher rate..................       85          --          --
Amortization of intangible assets .......................      177          81          60
Inflation ...............................................       59          48          33
Other, net ..............................................       15         262          (9)
                                                           -------     -------     -------
Provision for income taxes ..............................  $ 1,726     $ 4,853     $ 2,252
                                                           =======     =======     =======
Effective income tax rate ...............................     40.2%       39.8%       39.1%
                                                           =======     =======     =======

Cash paid for income taxes totaled $3,504, $5,610 and $1,552 in fiscal 1998, 1997 and 1996, respectively.

Pre-tax earnings of foreign subsidiaries were $5,895, $4,051 and $3,171 in fiscal 1998, 1997 and 1996, respectively. Unremitted earnings of such foreign subsidiaries of $7,676 were deemed to be permanently invested at September 30, 1998. No deferred tax liability has been recorded related to future remittance of these earnings. It is not practicable to estimate the income tax liability that might be incurred upon remittance of such earnings to the United States.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a tax-qualified defined contribution employee profit sharing plan (the "Profit Sharing Plan"). All full-time U.S. employees, except for employees of Denron in 1997 and 1996, who are 21 years of age or older and who have completed one year of service with the Company are eligible to participate. The Company may make discretionary profit sharing contributions to the Profit Sharing Plan for any plan year. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's contribution vests to the employee ratably over a seven-year period. The Company contributed $193, $150 and $100 for fiscal 1998, 1997 and 1996, respectively.

The Profit Sharing Plan also contains provisions that are intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All full-time U.S. employees, except for the employees of Denron in 1997 and 1996, who are 21 years of age or older and who have completed 90 days of service with the Company are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, an employee may elect to defer up to 15% of his or her current compensation. Employee contributions to the 401(k) Plan are invested according to the direction of the employee. The Company makes matching contributions of fifteen cents for each dollar deferred by the employee up to 6% of an employee's total compensation. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's matching contribution vests immediately. Employee contributions are fully vested and non-forfeitable at all times. The Company contributed $69, $30 and $25 for fiscal 1998, 1997 and 1996, respectively.

The Company maintains a deferred compensation plan for certain management and highly compensated employees. Under the provisions of the plan, each participant may defer up to 25% of annual compensation and the Company will contribute 2.5% of each participant's annual salary on a quarterly basis (10% annually). Deferred compensation, under the plan, is invested by the Company, at the discretion of the Board; however, each participant's account is allocated the actual income, gains and losses that would have been earned if their deferred compensation had been invested in accordance with their personal investment selections.

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

At September 30, 1998 and 1997, the Company had assets related to deferred compensation of $961 and $558, respectively, which balances are included in other assets in the accompanying consolidated balance sheet. Compensation expense for deferred compensation arrangements aggregated $161, $112 and $118 in fiscal 1998, 1997 and 1996, respectively.

In accordance with statutory requirements in Mexico, the Company is required to make annual profit sharing distributions to the employees of Pantera. These distributions are determined based on 10% of Pantera's taxable income. A provision of $503, $215 and $218 was recorded as of September 30, 1998, 1997 and 1996, respectively, for anticipated profit sharing distributions.


14. STOCK OPTION PLANS

In April 1993, the Board of Directors approved adoption of the Stock Option
Plan of 1993 that authorized incentive stock options and non-qualified stock options of 300,000 shares. Under the Plan, any salaried or supervisory employees of the Company, as selected by the Board, are eligible to be granted options. The options have ten-year terms with exercise prices equal to the fair market value of the Company's Common Stock at the date of grant, as determined by the Board. The options are exercisable from the date of grant. At September 30, 1995, all such options had been granted and were exercisable.

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

The Company applies APB 25 and related Interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for options granted under its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under the option plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced by the pro forma amounts of: 1998 net income, $1,377 and earnings per share, $.19; 1997 net income, $1,163 and earnings per share, $.15; 1996 net income, $357 and earnings per share, $.06. This determination of fair value was based on using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in both 1998 and 1997: dividend yield of 0%, expected volatility of 106%, risk free interest rate of 5.25%, and expected lives of 4 years.

A summary of the status of the Company's stock option plans as of September 30, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                                      Year ended September 30,
                                                    1998                         1997                        1996
                                         ----------------------     ---------------------------      -------------------------

                                                   Weighted-                       Weighted-                       Weighted-
                                                    Average                         Average                         Average
                                         Shares  Exercise Price     Shares       Exercise Price      Shares     Exercise Price
                                         ------  --------------     ------       --------------      ------     --------------
Options
-------

Outstanding at beginning of year         931,054        $10.03         839,800             $4.71        300,000          $1.06
Granted                                  195,875         17.29         267,500             22.12        539,800           6.85
Exercised                                (89,553)         2.64        (161,396)             2.51            -              -
Cancelled                               (149,357)        23.75         (14,850)            10.11            -              -
                                        --------                      --------                          --------

Outstanding at end                       888,019         10.07         931,054             10.03        839,800           4.71
of year

Options exercisable                      428,904          6.77         348,634              3.85        383,000           1.69
at end of year

Included in the cancelled options above are 50,950 options with exercise prices of $30.75 - $33.00 which were cancelled and reissued at a lower exercise price during fiscal 1998. In conjunction with the changes in exercise price, the vesting schedule for all such options was revised to begin as of the new issuance date.


The following table summarizes information about stock options outstanding at September 30, 1998:


                                     Options Outstanding                              Options Exercisable
                                     -------------------                              -------------------

                                                Weighted-Average
                                                   Remaining       Weighted-                       Weighted-
            Range of Exercise        Number       Contractual       Average         Number           Average
                  Prices           Outstanding       Life       Exercise Price    Exercisable    Exercise Price
           -------------------     -----------   -------------  --------------    -----------    --------------
                $0.68-$0.68           40,000          5.08           $0.68            40,000          $0.68
                 1.50- 1.50           98,000          6.85            1.50            98,000           1.50
                 2.63- 4.00          113,488          7.16            3.32            76,096           3.66
                 7.65- 7.65           27,500          7.33            7.65             7,500           7.65
                 8.50- 8.50          272,891          7.93            8.50           146,214           8.50
                8.88- 13.88           91,175          9.54           11.11             4,250          11.94
               17.00- 17.00          133,215          8.55           17.00            39,519          17.00
               18.75- 24.13           92,750          9.04           21.43             6,575          20.52
               25.00- 28.75           18,000          9.09           26.74            10,500          27.24
               31.50- 31.50            1,000          8.67           31.50               250          31.50
                                   -----------                                    -----------

               $0.68-$31.50          888,019          7.97          $10.07           428,904          $6.77



15. RELATED PARTY TRANSACTIONS

Notes receivable from officers and directors of the Company totaled $206 at September 30, 1996, earned interest at 8.25%-9.75% in 1996 and, except as noted, were payable on demand. Principal repayments on these notes totaled $206 and $408 in 1997 and 1996, respectively.

In December 1994, three officers and directors of the Company purchased land, with a book value of $201, from the Company for $250, of which consideration included $50 of cash and two variable rate notes with an aggregate face value of $200 maturing December 31, 2000. At September 30, 1996, principal on these notes of $173 remained outstanding and was included in the balance of related party notes receivable.

16. GEOGRAPHIC INFORMATION

    Certain geographic information follows:

                                                         UNITED
                                                         STATES      CANADA      MEXICO     FAR EAST        EUROPE     CONSOLIDATED
                                                         ------      ------      ------     --------       --------    ------------
1998
----

Sales to unaffiliated customers ...................    $ 89,796    $  6,724    $ 28,918     $    412      $   2,501     $  128,351
Operating profit (loss) ...........................       3,555       1,217       1,979         (102)          (672)         5,977
Identifiable assets ...............................      45,971      18,907      18,950          115          5,078         89,021


1997
----
Sales to unaffiliated customers ...................    $ 86,143    $    --     $ 26,369     $     --      $     275     $  112,787
Operating profit (loss)............................       9,349         --        3,536           --            (32)        12,853
Identifiable assets ...............................      34,714         --       16,391           --          3,025         54,130


1996
----
Sales to unaffiliated customers ...................    $ 67,598    $    --     $ 17,918     $     --      $      --     $   85,516
Operating profit ..................................       3,427         --        3,473           --             --          6,900
Identifiable assets ...............................      26,506         --       13,356           --             --         39,862



17.         QUARTERLY FINANCIAL DATA (Unaudited)


                                          First      Second    Third     Fourth
                                         Quarter    Quarter   Quarter   Quarter
Year ended September 30, 1998
 Net sales .........................    $31,462    $30,373    $32,333    $34,179
 Gross profit ......................      5,223      5,402      5,450      5,902
 Net income (loss)..................        849        (20)       972        769
 Earnings per share (Diluted).......    $  0.11    $  0.00    $  0.13    $  0.11

Year ended September 30, 1997
 Net sales ........................     $26,721    $30,160    $28,761    $27,145
 Gross profit ......................      5,037      6,016      6,543      5,941
 Net income ........................      1,768      1,952      1,744      1,865
 Earnings per share (Diluted).......    $  0.24    $  0.26    $  0.23    $  0.25



18. Subsequent Event

On November 12, 1998, the Company announced it had acquired 60% of AF Datalink Equipamentos de Telecomunicacao. Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256,000 shares of JPM stock) and a one-year note for $2,000. The transaction will be recorded as a purchase in accordance with APB 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Compensation of Executive Officers and Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Beneficial Ownership of Capital Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         The following consolidated financial statements are included in item
         8:

                  -Consolidated Balance Sheet as of September 30, 1998 and 1997.

                  -Consolidated Statement of Operations for the years ended
                    September 30, 1998, 1997 and 1996.

                  -Consolidated Statement of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996.

                  -Consolidated Statement of Cash Flows for the years ended
                    September 30, 1998, 1997 and 1996.

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

(a) 3.   Listing of Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1*      Amended and Restated Articles of Incorporation of the Company.

3.2*      Amended and Restated Bylaws of the Company.

4.1*      Specimen Certificate of Common Stock of the Company.

4.2**     Registration Rights Agreement.

10.1***   Employment Agreement dated June 1, 1998, by and between
           Charles W. McDonald and The JPM Company

10.2***   Employment Agreement dated July 1, 1998, by and between
           Therese M. Miller and The JPM Company

10.3***   Employment Agreement dated July 1, 1998, by and between
            Jose R. Loza Jimenez and The JPM Company

10.4****  Employment Agreement, dated October 14, 1997 and between
            Wayne A. Bromfield and the JPM Company.

10.5*     Employment Agreement, dated as of May 1, 1995, by and between Maria
                 Luisa Lozano and Electronica Pantera S.A. de C.V.

10.6*     Employment Agreement, dated as of May 1, 1995, by and between Robert
                 Verbosh and Electronica Pantera S.A. de C.V.

10.7*     Employment Agreement, dated as of December 9, 1994, by and between
                 John M. Spangler and The JPM Company.

10.8*     Employment Agreement, dated as of December 9, 1994, by and between
                 Robert R. Langton and The JPM Company.

10.9*     Employment Agreement, dated as of September 21, 1990, by and between
                 John H. Mathias and The JPM Company.

10.10*     Employment Agreement, dated as of September 21, 1990, by and between
                 James P. Mathias and The JPM Company.

10.11*      Employment Agreement, dated as of March 12, 1996, by and between
                 William D. Baker and The JPM Company.

10.12*     The JPM Company 1995 Stock Option Plan.

10.13*     The JPM Company 1995 Outside Directors Stock Option Plan.

10.14*     The JPM Company 1993 Stock Option Plan.

10.15*     The JPM Company Deferred Compensation/Profit Sharing Plan.

10.16*     Form of Non-Qualified Deferred Compensation Agreement with Key
                 Employees.

10.17*     The JPM Company Deferred Compensation Plan for Messrs. John H. and
                 James P. Mathias.

10.18***   Revolving Line of Credit Business Loan Agreement by and
                between The JPM Company and CoreStates

10.19*     Open-Ended Mortgage and Security Agreement dated May 12, 1995, from
                 The JPM Company to the Commonwealth Bank, a division of Meridian.

10.20*     Lease Agreement, dated as of April 23, 1994, by and between
                 Electronica Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.21*     Lease Agreement, dated as of February 1, 1994, by and between
                 Electronica Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.22*     Lease Agreement, dated as of June 1, 1994, by and between Electronica
                 Pantera S.A. de C.V. and Natalia Sofia Presno Rubin, Mario Raul Presno Rubin and Manuel Fernandez Fernandez.

10.23*     Lease Agreement, dated as of June 1, 1995, by and between Electronica
                 Pantera S.A. de C.V. and Eduardo E. Damy Gomez and Sergio R. Damy Gomez in representation of their sons Eduardo and Alejandro Damy Monraz and Neil Sergio and Rene Damy Novoa.

10.24*     Agreement with Diebold, Inc. dated July 1, 1993, for sale of manufacture and service of electronic components.

21.1       Subsidiaries of Registrant:

                 The JPM Company of Delaware, Inc.
                 Route 15 North
                 Lewisburg, PA  17837

                 Denron, Inc.
                 2135 Ringwood Avenue
                 San Jose, CA  95131.

                 JPM Cable Assemblies, Pte, Ltd.
                 20 Raffles Place #17-00
                 Ocean Towers
                 Singapore, 0486020

23.1       Consent of PricewaterhouseCoopers LLP.

27.1       Financial Data Schedule.

99.1       Stock Purchase Agreement
           Between JPM and Datalink Equipamentos de
           Telecomunicacaoes Ltda.

99.2       Demand Note between JPM Delaware and Abelardo Fraga Jr

99.3       Demand Note between JPM Delaware and Fritz Junginger

           * Incorporated by reference from Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996, as amended.

          ** Incorporated by reference from the Registrant's Proxy Statement for a Special Meeting of Shareholders dated and filed with the Securities and Exchange Commission on May 5, 1997.

         *** Incorporated by reference from the Registrant's 10Q filed with the Securities and Exchange Commission on August 14, 1998.

        **** Incorporated by reference from the Registrant's 10Q filed with the Securities and Exchange Commission on February 12, 1998.

(b)       Reports on Form 8-K:

                    The Registrant filed current reports on Form 8-K on June 1, 1998 and November 25, 1998 and an amended report on Form 8-K/A to the June 1, 1998 report on August 3, 1998.

                                  EXHIBIT INDEX
                   Exhibit numbers are in accordance with the
                  Exhibit Table in Item 601 of Regulation S-K

Exhibit No.    Exhibit Description
-----------    -------------------

23             Consent of PricewaterhouseCoopers LLP.

27             Financial Data Schedule

99.1           Stock Purchase Agreement
               Between JPM and Datalink Equipamentos de
               Telecomunicacaoes Ltda.

99.2           Demand Note between JPM Delaware and Abelardo Fraga Jr

99.3           Demand Note between JPM Delaware and Fritz Junginger

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

                                                        THE JPM COMPANY
                                                         (Registrant)

BY: /s/ William D. Baker                       BY: /s/ John H. Mathias
    -----------------------------                  --------------------------
    William D. Baker                               John H. Mathias
    Vice President, Chief Financial Officer        Chairman of the Board and
    and Treasurer                                  Chief Executive Officer
    (Principal Financial Officer)                 (Principal Executive Officer)


Date    December 22, 1998                           December 22, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               Signature              Title                                        Date
               ---------              -----                                        ----
/s/ John H. Mathias                   Chairman, Chief Executive Officer         December 22, 1998
-------------------------------       and Director (Principal Executive
John H. Mathias                       Officer)


/s/ James P. Mathias                  President and Director                    December 22, 1998
-------------------------------
James P. Mathias

/s/ William D. Baker                  Vice President, Chief Financial Officer   December 22, 1998
-------------------------------       and Treasurer (Principal Financial and
William D. Baker                      Accounting Officer)


/s/ Wayne A. Bromfield                Executive Vice President, General
-------------------------------       Counsel, Secretary and Director           December 22, 1998
Wayne A. Bromfield


/s/ Janet B. Mathias                  Director                                  December 22, 1998
-------------------------------
Janet B. Mathias


 /s/ Clifford M. Melberger            Director                                  December 22, 1998
-------------------------------
Clifford M. Melberger


/s/ Bruce M. Eckert                   Director                                  December 22, 1998
-------------------------------
Bruce M. Eckert

/s/ William Rulon-Miller              Director                                  December 22, 1998
-------------------------------



                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED SEPTEMBER 30, 1996, 1997, 1998
                             (dollars in thousands)

                                                      Additions

                                                      ---------

                                                 Charged     Charged
                                   Balance at    to costs    to other                Balance at
                                   beginning       and       accounts    Deductions    end of
Description                        of period     expenses    describe     describe     period
-----------                        ---------     --------    --------     --------     ------

Year ended September 30, 1996:
Allowance for doubtful accounts ..     105            60         --            1        164
Inventory reserve ................     348           372         --           93(1)     627


Year ended September 30, 1997:
Allowance for doubtful accounts ..     164           232          8(3)       182(2)     222
Inventory Reserve ................     627            55         11(3)        --        693


Year ended September 30, 1998:
Allowance for doubtful accounts ..     222            41         132(4)        69(2)     326
Inventory Reserve ................     693            78         680(4)       154(1)    1297

(1) Due to disposal of excess and obsolete inventory
(2) Due to write off of bad debt
(3) Due to acquisition of Corma
(4) Due to acquisition of Antrum

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement of Form S-3 (No. 333-34945) and in the Registration Statements on Form S-8 (Nos. 333-19769, 333-19885, 333-19953 and 333-24315) of The JPM Company of our report dated November 12, 1988 appearing on page 12 of this Form 10-K.


PRICEWATERHOUSECOOPERS LLP


Philadelphia, PA
December 21, 1998

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF THE JPM COMPANY AND SUBSIDIARIES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.