Form 10-Q
period 1998-12-31
JPM CO
filed 1999-02-10
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 1998
                  --------------------------------------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                    --------------------------------------------
Commission file number      0-27738
                    --------------------------------------------

                                THE JPM COMPANY

            (Exact name of registrant as specified in its charter)

Pennsylvania                                               23-1702908
------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S.Employer
   incorporation or organization)                  Identification No.)

155 North 15th Street, Lewisburg,PA                       17837
------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrants telephone number, including area code   570-524-8225
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

At December 31, 1998, 7,336,384 shares of common stock, $.000067 par value, were issued and outstanding.

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands)


                                                            The JPM Company
                                                        Selected Financial Data
                                                            (In Thousands)

Condensed Consolidated Income Statement

                                                                 Three Months Ended
                                                          December 31,         December 31,
                                                              1998                 1997
                                                       -------------------  -------------------
                                                            (unaudited)         (unaudited)

Net sales                                            $             41,241 $             31,466
Cost of sales                                                      33,869               26,243
                                                       -------------------  -------------------
Gross profit                                                        7,372                5,223
Selling, general and administrative                                 4,022                3,251
Secondary offering costs                                                -                  400
                                                       -------------------  -------------------
Operating profit                                                    3,350                1,572
Other income (expense)
  Interest expense                                                  (926)                (264)
  Other (net)                                                       (153)                   61
                                                       -------------------  -------------------
                                                                  (1,079)                (203)
                                                       -------------------  -------------------
Income before taxes and minority interest                           2,271                1,369
Provision for income taxes                                            781                  520
                                                       -------------------  -------------------
Income before minority interest                                     1,490                  849
Minority interest                                                    (198)                   -
                                                       -------------------  -------------------
Net income                                           $              1,292 $                849
                                                       ===================  ===================
Basic earnings per share                             $               0.18 $               0.12
                                                       ===================  ===================
Diluted earnings per share                           $               0.17 $               0.11
                                                       ===================  ===================
Average number of shares
   outstanding (Basic)                                          7,193,000            6,978,000
Average number of shares
   outstanding (Diluted)                                        7,443,000            7,540,000



The accompanying notes are an integral part of these statements.

THE JPM COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)



                                                                                   December 31,              September 30,
                                                                                       1998                      1998
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                            $        1,034            $          2,625
  Accounts receivable, net                                                                22,330                      19,681
  Inventories, net                                                                        29,456                      23,984
  Other current assets                                                                     4,034                       3,712
                                                                                    -------------              --------------
    Total current assets                                                                  56,854                      50,002
Property, plant and equipment, net                                                        23,632                      21,267
Excess of cost over fair value of assets acquired, net                                    25,560                      15,445
Other assets                                                                               2,439                       2,307
                                                                                    -------------              --------------
                                                                                  $      108,485             $        89,021
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                                                            $            -             $           290
 Current maturities of long-term debt                                                        544                         544
 Notes payable                                                                             2,000                           -
 Accounts payable                                                                         10,327                       7,707
 Accrued expenses                                                                          6,269                       4,448
 Deferred income taxes                                                                     1,620                       1,620
                                                                                    -------------              --------------
   Total current liabilities                                                              20,760                      14,609
Long-term debt                                                                            51,022                      42,193
Other long-term liabilities                                                                2,007                       1,457
Minority Interest                                                                            198                           -
                                                                                    -------------              --------------
                                                                                          73,987                      58,259

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,336 at December 31, 1998 and
 7,060 at September 30, 1998                                                                   -                           -
Additional paid-in capital                                                                20,109                      17,513
Retained earnings                                                                         14,906                      13,614
Accumulated other comprehensive loss                                                        (517)                       (365)
                                                                                       -----------                -----------
      Total shareholders' equity                                                          34,498                      30,762
                                                                                       -----------                -----------
                                                                                      $  108,485                $     89,021
                                                                                       ===========                ===========

The accompanying notes are an integral part of these statements.

THE JPM COMPANY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited-in thousands)

                                                             Three Months Ended
                                                         December 31,  December 31,
                                                              1998        1997
                                                             -------     -------

Cash flows from operating activities:

 Net income                                             $    1,292  $      849
 Adjustments to reconcile net income to net cash
  provided by used in) operating activities:
  Depreciation and amortization                                987         523
  Foreign currency translation (gain) loss                      39         (54)
  Loss (gain) on sale of property, plant and equipment         (16)          -
  Deferred taxes                                               551        (224)
  Minority Interest                                            198           -
  Deferred compensation expense                                 49          49
  Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (2,438)     (1,072)
   (Increase) decrease in inventories                       (4,165)     (1,489)
   (Increase) decrease in other assets                        (412)       (623)
    Increase (decrease) in accounts payable                  1,833      (1,240)
    Increase (decrease) in accrued expenses                    395       1,478
                                                          ---------   ---------
  Net cash provided by (used in) operating activities       (1,687)     (1,803)
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for business acquired, net of cash
   acquired ($465 in 1999).                                 (5,827)          -
 Capital expenditures                                       (2,693)     (2,000)
 Proceeds from sale of property, plant and equipment            27           -
 Deferred compensation plan contributions                      (47)        (48)
                                                          ---------   ---------
   Net cash provided by (used in) investing                 (8,540)     (2,048)
   activities

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities         8,677       4,698
 Principal payments on long-term debt                         (138)       (162)
 Proceeds from exercise of stock option                         97          95
                                                           ---------   ---------
  Net cash provided by (used in) financing activities        8,636       4,631
                                                          ---------   ---------


Increase (decrease) in cash                                 (1,591)        780
Cash at beginning of period                                  2,625         543
                                                          ---------   ---------
Cash at end of period                                  $     1,034  $    1,323
                                                          =========   =========

The accompanying notes are an integral part of these statements.

Accounting Policies (in thousands)
-------------------

     The consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 1998 and December 31, 1997, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1998, included in the Company's Form 10-K dated December 22, 1998.


Acquisition
-----------

     On November 12, 1998, the Company acquired 60% of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256 shares of JPM stock) and one-year notes for $2,000. The transaction has been accounted for as a purchase in accordance with APB 16. Datalink had sales of approximately $729 in the first two months since the acquisition.


Inventories
-----------

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.


                                            December 31,  September 30,
(in thousands)                                 1998           1998
                                           -------------  --------------

Finished goods                               $  7,616    $   5,915
Work-in-process                                 4,275        4,194
Raw material and supplies                      18,840       15,172
Valuation reserves                             (1,275)      (1,297)
                                             ---------   ----------
                                             $ 29,456    $  23,984


Comprehensive Income
--------------------

     During the quarter ended December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements.

     The components of accumulated other comprehensive income are as follows:

                                                         December 31,      September 30,
                                                            1998              1998
                                                         -----------       ----------
Foreign currency translation adjustments                   $   (517)          $(365)
                                                           ----------       ----------
Accumulated other comprehensive income (loss)              $   (517)         $ (365)
                                                           ==========       ==========

     The components of comprehensive income of the Company for the three month periods ended December 31, 1998, and December 31, 1997, are as follows:

                                                          December 31,     December 31,
                                                             1998              1997
                                                           --------          --------
                                                                  (000's omitted)
Net income                                                 $ 1,292           $   849
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                   (95)              (12)
                                                            --------         --------
Other comprehensive income                                     (95)              (12)
(net of taxes of $(57) and $(8))
                                                           --------         --------
Comprehensive income                                       $ 1,197           $   837
                                                           ========         ========

Earnings Per Share Information (SFAS 128)
-----------------------------------------

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

Short-Term  Borrowings
---------------------

     On December 17, 1998, the Company amended and modified its current line of credit agreement effective September 30, 1998, to reflect an increase in the current line of $10,000 to $70,000. Certain covenants were also modified.The credit facility maturity date remains on April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 0.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 2.0% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. At December 31, 1998, the Company was in compliance with all loan covenants.


Closing of South Carolina Manufacturing Facility
------------------------------------------------

     On March 27, 1998, the Company announced plans to cease operations at its Winnsboro, S.C. manufacturing location and subsequently transfer all business to other plants in Pennsylvania, California and Mexico.

     The Plant ceased production on June 26, 1998. Supervisory and breakdown crews remained at the facility until July 17, 1998. The Company has accrued expenses totaling approximately $1.4 million in closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown expenses". At December 31, 1998, $1.3 of such expenses have been incurred and charged against the reserve. The remaining cost are expected to be incurred in the second quarter.


Recent Accounting Pronouncements
--------------------------------

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended December 31, 1998 and December 31, 1997.


                              December 31,       Change          December 31,
(in thousands of dollars)  1998         1997   in Dollars     1998          1997
                        -----------------------------------------------------------


Net sales............   $ 41,241      $ 31,466   $9,775     100.0%       100.0%
Cost of sales........     33,869        26,243    7,626      82.1         83.4
                         -------------------------------------------------------
Gross profit.........      7,372         5,223    2,149      17.9         16.6
Selling, general and
 administrative expenses.  4,022         3,251      771       9.8         10.3
Costs related to
 the cancelled secondary..     -           400     (400)        -          1.3
                           -----------------------------------------------------
Income from operations..   3,350         1,572    1,778       8.1          5.0
Interest expense........    (926)         (264)    (662)     (2.2)        (0.8)
Other income (expense)..    (153)           61     (214)     (0.4)         0.2
                           -----------------------------------------------------
Income before taxes and
 minority interest......     2,271       1,369      902       5.5%         4.4%
                         =======================================================

Results of Operations

     Net sales for the three months ended December 31, 1998 increased $9,775 or 31.1% to $41,241 compared to the same period one year earlier. The net increase for the three month period was primarily the result of the inclusion of sales of Antrum Interface 725, Ltd. after the acquisition in June 1998, the inclusion of two months sales of AF Datalink Equipamentos de Telecomunicacao, Ltda, which was acquired in November 1998 and internal sales growth through increased volumes with existing customers.

     Gross profit for the three months ended December 31, 1998 increased $2,149 or 41.1% when compared to the same period one year earlier. Gross profit as a percentage of net sales increased to 17.9% from 16.6% for the three month period compared to the same period one year earlier. The increase in gross profit as a percentage of net sales for the three month period was primarily the result of increased fixed cost absorption that offset premium freight charges, overtime premium and training costs related to the rapid ramp up in business early in the quarter.

     Selling, general and administrative ("SG & A") expenses for the three months ended December 31, 1998 increased $771 or 23.7% to $4,022 when compared to the same period one year earlier. The increase in dollars was primarily from goodwill amortization and personnel costs. As a percentage of sales, SG&A decreased to 9.8% from 10.3% when compared to the same period one year earlier. The decrease in the percentage was primarily due to greater absorption as a result of increased sales.

     Interest expense for the three months ended December 31, 1998 increased $662 or 250.8% to $926 when compared to the same period one year earlier. As a percentage of sales, interest expense increased to 2.3% from 0.8% for the three month period compared to the same period one year earlier. The increase is primarily attributable to the borrowings for the acquisition of Antrum Interface, 725 Ltd and AF Datalink Equipamentos de Telecomunicacao, Ltda. and borrowings related to increases in finished goods inventory.

     The Company's effective tax rate for the three month period was 38%. This rate was calculated using income before taxes, which amounted to $2,271 less pre-tax minority interest, which amounted to $219. The minority interest amount of $198 which is net of Brazilian tax, is from JPM's 60% ownership of AF Datalink Equipamentos de Telecomunicacao, Ltda.

     Net income after minority interest for the three months ending December 31, 1998 amounted to $1,292. This compares to net earnings of $849 one year earlier. The net earnings increase during the three month period was primarily due to increased sales and margins. Diluted earnings per share for the three month period increased to $0.17, in comparison to $0.11 for the three month period one year earlier.

     Since the announced closing of the South Carolina manufacturing facility on March 27, 1998, the company's total actual cost through December 31, 1998 amounted to $1,363, compared to the accrued estimated cost of $1,412. All production has ceased and only minimal supervisory personnel remain at the facility. The remaining plant closing costs are expected to occur in the second quarter.

     During November 1998, the Company acquired 60% of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256 shares of JPM stock) and one-year notes for $2,000. Datalink had sales of approximately $729 in the first two months since the acquisition.


Foreign Operations
------------------

     The Company maintains manufacturing facilities located in Guadalajara, Mexico, Toronto and Calgary, Canada, Bor, Czech Republic and Sao Paulo, Brazil. While the Company believes it has established good relationships with each local government, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risk include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, and results of operations and cash flow.

     The Company has determined that the U.S. Dollar is the functional currency of its Mexican operations. Foreign currency inventories and property, plant and equipment are remeasured into U.S. Dollars at historical rates; all other foreign currency assets and liabilities are remeasured at year-end exchange rates. Income and expenses are remeasured at average rates prevailing during the year, except for expenses related to inventories and property, plant and equipment, which are remeasured at historical rates. Exchange gains and losses resulting from remeasurement are included in the earnings statement.

     The Company has determined that the Canadian, Czech Republic and Brazilian operations use their respective currency as their functional currency. As such, translation adjustments are not included in determining net income but are reported separately and accumulated in a separate component of equity. Adjustments, however, may be necessary if any of the Company's operations were deemed to be part of a highly inflationary economy.


Liquidity and Capital Resources
-------------------------------

     Operating activities during the three months of fiscal 1999 utilized cash in the amount of $1,687, primarily attributable to increases in accounts receivable and inventory, as compared to cash provided in the amount of $1,803 during the same period one year earlier. Working capital at December 31, 1998 was $35,781, a decrease of $388 from September 30, 1998. During the first three months of fiscal 1999, the Company had capital expenditures of $2,693, comprised mainly of costs related to new buildings in Mexico and the Czech Republic.

     On December 17, 1998, the Company amended their current line of credit agreement to reflect an increase in the current line of $10,000 to $70,000. Certain covenants were also modified.

     Borrowings under the Company's line of credit at December 31, 1998 were $46,467. $44,500 was borrowed under the terms of the line of credit agreement at an average LIBOR rate of 6.69%. The remainder was borrowed at an interest rate of 8.5% against a borrowing availability of $70,000. At December 31, 1998, the Company was in compliance with all loan covenants.

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


Subsequent Events
-----------------

     On Jan. 7, 1999, the Company announced the selection of PeopleSoft  version
7.5 Global Manufacturing System to facilitate the integration of its nine (9) worldwide manufacturing facilities as well as remote sales, engineering, and distribution locations during an 24 month rollout. The ERP system includes Manufacturing, Distribution, Financial, and Human Resource Management modules, including Performance Measurement functionality. The selection of a tier one ERP system is consistent with our strategic plan to promote the Company's global manufacturing capability, better serve our customers, align our organization, and finally, implement an infrastructure and tools to integrate our worldwide operations. The ERP project will be supported by a new network infrastructure and complemented by a new global messaging and document management system as well as computer aided design tools. We intend to utilize PeopleSoft's E-business initiatives by integrating these information systems with our customers and suppliers via extranets, the Internet, electronic data interchange
(EDI), and electronic funds transfer (EFT). The PeopleSoft ERP implementation will allow us to unify operations by providing consistency and standardization of the entire company. We expect our cash outlay to be approximately $5,000 over the two year period of its installation. The majority of this outlay will be capitalized.


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

     The Company plans to complete the modifications and conversions of its enterprise system software at a cost of approximately $175 by March 31, 1999, of which approximately $150 of this amount has been incurred at December 31, 1998. Additional expenditures will be required to complete the upgrade of any software contained in any hardware or production equipment found not to be Year 2000 compliant. The Company currently estimates it will incur additional costs of approximately $75 to upgrade such equipment and complete the assessments described above.

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

                          PART II - OTHER INFORMATION
Item 1.           N/A
Item 2.           N/A
Item 3.           N/A
Item 4.           N/A
Item 5.           N/A
Item 6.          Exhibits
               ---------------------------------------
                 (a)

                   Amended and Restated Articles of Incorporation of the Company

                   Amended and Restated Bylaws of the Company

                   Specimen Certification of Common Stock of the Company

                   Financial Data Schedule

                   Contrato De Arrendamiento

                   Contrato De Arrendamiento

                   Contrato De Arrendamiento

                   Contrato De Arrendamiento

                   Contrato De Arrendamiento

                   Contrata De Arrendamiento

                   Contrato De Arrendamiento

                   Management Agreement between AF Datalink Equipamentos de
                    Telecomunicacoes, Ltda. and Aberlardo Quindere Fraga Junior

                   Management Agreement between AF Datalink Equipamentos de
                    Telecomunicacoes, Ltda. And Fritz Junginger

                   Amendment and Modification to Loan Agreement

                   Explanation and Waiver of Rights Regarding Confession
                    of Judgment

                   Amended and Restated Revolver Note

                   Amended and Restated Revolver Note

                   Amended and Restated Revolver Note

                   Amended and Restated Revolver Note

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY
                                 ---------------
                                   Registrant



Date:     February 10, 1999    By:/s/ John H. Mathias
          -----------------      --------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     February 10, 1999    By: /s/ William D. Baker
          -----------------      ----------------------
                                 William D. Baker
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

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

Exhibit No.                          Exhibit
Description

3.1.*      Amended and Restated Articles of Incorporation of the Company

3.2.*      Amended and Restated Bylaws of the Company

4.1.*      Specimen Certification of Common Stock of the Company

27         Financial Data Schedule

99.1       Contrato De Arrendamiento

99.2       Contrato De Arrendamiento

99.3       Contrato De Arrendamiento

99.4       Contrato De Arrendamiento

99.5       Contrato De Arrendamiento

99.6       Contrato De Arrendamiento

99.7       Contrato De Arrendamiento

99.8 Management Agreement between AF Datalink Equipamentos de Telecomunicacoes, Ltda. and Aberlardo Quindere Fraga Junior

99.9 Management Agreement between AF Datalink Equipamentos de Telecomunicacoes, Ltda. And Fritz Junginger

99.10      Amendment and Modification to Loan Agreement

99.11      Explanation and Waiver of Rights Regarding Confession of Judgment

99.12      Amended and Restated Revolver Note

99.13      Amended and Restated Revolver Note

99.14      Amended and Restated Revolver Note

99.15      Amended and Restated Revolver Note



* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.