Form 10-Q
period 1999-03-31
JPM CO
filed 1999-05-13
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended March 31, 1999
                  --------------------------------------------
                                       OR

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

At March 31, 1999, 7,350,199 shares of common stock, $.000067 par value, were issued and outstanding.

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except share and per share amounts)





                                                  Three Months Ended                                 Six Months Ended
                                              March 31,             March 31,                 March 31,              March 31,
                                                 1999                  1998                      1999                   1998
                                            -----------           -----------               -----------            -----------

Net sales                                   $    43,638           $    30,373               $    84,879            $    61,839
Cost of sales                                    35,542                24,971                    69,411                 51,214
                                            -----------           -----------               -----------            -----------
Gross profit                                      8,096                 5,402                    15,468                 10,625
Selling, general and
 administrative expenses                          4,159                 3,566                     8,181                  6,817
Secondary offering costs                              -                     -                         -                    400
Plant shutdown expenses                             178                 1,412                       178                  1,412
                                             -----------           -----------              -----------            ----------
Operating profit                                  3,759                   424                     7,109                  1,996
Other income (expense)
  Interest expense                               (1,049)                 (443)                   (1,975)                  (707)
  Other, net                                         61                   (13)                      (92)                    48
                                             -----------           -----------               -----------            -----------
                                                   (988)                 (456)                   (2,067)                  (659)
                                             -----------           -----------               -----------            -----------
Income (loss) before taxes  and
  minority interest                               2,771                   (32)                    5,042                  1,337
Provision for income taxes                        1,029                   (12)                    1,810                    508
                                             -----------            -----------              -----------            -----------
Income (loss) before minority interest            1,742                   (20)                    3,232                    829
Minority interest                                   (79)                    -                      (277)                     -
                                            -----------             -----------              -----------            -----------
Net income (loss)                           $     1,663            $      (20)              $     2,955             $     829
                                            ===========             ===========              ===========            ===========
Basic earnings per share                    $      0.23            $     0.00               $      0.41             $     0.12
                                            ===========             ===========              ===========            ===========
Diluted earnings per share                  $      0.22            $     0.00               $      0.39             $     0.11
                                            ===========             ===========              ===========            ===========
Average number of shares
  outstanding (Basic)                         7,344,000             7,007,000                 7,268,000              6,992,000
Average number of shares
  outstanding (Diluted)                       7,679,000             7,425,000                 7,563,000              7,492,000


The accompanying notes are an integral part of these statements.


                                     Page-2

THE JPM COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)


                                                                                     March 31,               September 30,
                                                                                       1999                      1998
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                            $        1,576            $          2,625
  Accounts receivable, net                                                                21,602                      19,681
  Inventories, net                                                                        32,584                      23,984
  Other current assets                                                                     4,374                       3,711
                                                                                    -------------              --------------
    Total current assets                                                                  60,136                      50,001
Property, plant and equipment, net                                                        25,922                      21,267
Excess of cost over fair value of net assets acquired and other intangible
  assets, net                                                                             25,352                      15,445
Other assets                                                                               1,973                       2,308
                                                                                    -------------              --------------
                                                                                  $      113,383             $        89,021
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                                                            $            -             $           290
 Current maturities of long-term debt                                                        544                         544
 Notes payable                                                                             2,000                           -
 Accounts payable                                                                         16,272                       7,707
 Accrued expenses                                                                          6,115                       4,448
 Deferred income taxes                                                                     1,620                       1,620
                                                                                    -------------              --------------
   Total current liabilities                                                              26,551                      14,609
Long-term debt                                                                            47,958                      42,193
Other long-term liabilities                                                                2,597                       1,457
Minority interest                                                                            346                           -
                                                                                    -------------              --------------
                                                                                          77,452                      58,259

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,350 at March 31, 1999 and
 7,060 at September 30, 1998                                                                   -                           -
Additional paid-in capital                                                                20,178                      17,513
Retained earnings                                                                         16,569                      13,614
Accumulated other comprehensive loss                                                        (816)                       (365)
                                                                                    --------------                -----------
      Total shareholders' equity                                                          36,931                      30,762
                                                                                    --------------                -----------
                                                                                      $  113,383                $     89,021
                                                                                    ==============                ===========

The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)

                                                            Six Months Ended
                                                          March 31,    March 31,
                                                            1999        1998
                                                          -------     -------


Cash flows from operating activities:

 Net income                                             $    2,955  $      829
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              1,321       1,369
  Foreign currency translation (gain) loss                      24         (92)
  Loss (gain) on sale of property, plant and equipment         (18)          -
  Deferred taxes                                             1,142        (231)
  Minority interest                                            277           -
  Deferred compensation expense                                 99         105
 Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (1,298)     (2,444)
   (Increase) decrease in inventories                       (7,729)     (2,164)
   (Increase) decrease in other assets                        (856)       (242)
    Increase (decrease) in accounts payable                  7,697        (793)
    Increase (decrease) in accrued expenses                    161       2,070
    Increase (decrease) in income taxes payable                684           -
                                                          ---------   ---------
  Net cash provided by (used in) operating activities        5,070      (1,593)
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for businesses acquired, net of cash
   acquired ($465 in 1999)                                  (5,827)          -
 Capital expenditures                                       (5,641)     (4,389)
 Proceeds from sale of property, plant and equipment            28           -
 Deferred compensation plan contributions                     (100)       (105)
                                                          ---------   ---------
  Net cash provided by (used in) investing
   activities                                              (11,540)     (4,494)
                                                          ---------   ---------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities         5,756       4,856
 Proceeds from issuance of long-term debt                        -       2,898
 Principal payments on long-term debt                         (282)       (321)
 Proceeds from exercise of stock options                       165         129
                                                          ---------   ---------
 Net cash provided by (used in) financing activities         5,639       7,562
                                                          ---------   ---------
 Net effect of changes in exchange rates on cash              (218)          -
                                                          ---------   ---------

Increase (decrease) in cash                                 (1,049)      1,475
Cash at beginning of period                                  2,625         543
                                                          ---------   ---------
Cash at end of period                                  $     1,576  $    2,018
                                                          =========   =========


The accompanying notes are an integral part of these statements.

                                     Page-4

Accounting Policies (in thousands)

     The consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations and cash flows for the three and six month periods ended March 31, 1999 and March 31, 1998, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1998, included in the Company's Form 10-K dated December 22, 1998.

Acquisition

     On November 12, 1998, the Company acquired 60% of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256 shares of JPM stock) and one-year notes for $2,000. The transaction has been accounted for as a purchase in accordance with APB 16. Datalink had sales of approximately $1,589 in the first five months since the acquisition.

Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.

                                             March 31,   September 30,
(in thousands)                                 1999          1998
                                           ------------  ------------

Finished goods                               $ 10,818    $   5,915
Work-in-process                                 3,331        4,194
Raw material and supplies                      19,774       15,172
Valuation reserves                             (1,339)      (1,297)
                                           ------------  ------------
                                             $ 32,584    $  23,984
                                           ============  ============

Comprehensive Income

     During the quarter ended December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements.

     The components of accumulated other comprehensive income are as follows:

                                                   March 31,      September 30,
(in thousands)                                       1999             1998
                                                 -----------       ----------
Foreign currency translation adjustments           $  (816)          $(365)
                                                  ----------       ----------
Accumulated other comprehensive loss               $  (816)         $ (365)
                                                  ==========       ==========

     The components of comprehensive income of the Company for the three and six month periods ended March 31, 1999 and 1998 are as follows:

                                                           Three Months Ended               Six Months Ended
(in thousands)                                          March 31,        March 31,     March 31,        March 31,
                                                          1999             1998          1999             1998
Net income                                              $ 1,663        $    (20)       $ 2,955           $ 829
Other comprehensive income, net of tax:
    Foreign currency translation adjustments               (185)              6           (280)             (7)
    (net of taxes of $(114) and $3 for the three months
    ended March 31, 1999 and 1998, respectively
    and $(171) and $4 for the six months
    ended March 31, 1999 and 1998, respectively)
                                                        ---------      ---------       --------          -----
Other comprehensive income (loss)                          (185)              6           (280)             (7)
                                                        ---------      ---------       --------          -----

Comprehensive income (loss)                             $ 1,478         $   (14)       $ 2,675          $  822
                                                        ========        ========       =======          ======

                                     Page-5

Earnings Per Share Information

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

Short-Term  Borrowings

     On December 17, 1998, the Company amended and modified its current line of credit agreement to reflect an increase in the current line of $10,000 to $70,000. Certain covenants were also modified. The credit facility maturity date remains April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 0.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 2.0% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. At March 31, 1999, the Company was in compliance with all loan covenants.

Closing of South Carolina Manufacturing Facility

     On March 27, 1998, the Company announced plans to cease operations at its Winnsboro, S.C. manufacturing location and subsequently transfer all business to other plants in Pennsylvania, California and Mexico.

     The Plant ceased production on June 26, 1998. Supervisory and breakdown crews remained at the facility until July 17, 1998. The Company had accrued expenses totaling approximately $1.412 in closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown expenses". At March 31, 1999, the Company reported an additional incurred cost of $178 above the original estimate of $1,412, for a total plant shutdown expense of $1,590. All activity has ceased and the physical facility is under contract to be sold.

Recent Accounting Pronouncements

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


                                     Page-6

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended March 31, 1999 and 1998.

                               March 31,          Change           March 31,
(in thousands of dollars)  1999         1998   in Dollars    1999         1998
                        --------------------------------------------------------
Net sales............   $ 43,638      $ 30,373  $13,265     100.0%       100.0%
Cost of sales........     35,542        24,971   10,571      81.4         82.2
                         -------------------------------------------------------
Gross profit.........      8,096         5,402    2,694      18.6         17.8
Selling, general and
 administrative expenses.  4,159         3,566      593       9.5         11.7
Costs related to
the plant shutdown expense   178         1,412   (1,234)      0.4          4.7
                           -----------------------------------------------------
Income from operations..   3,759           424    3,335       8.7          1.4
Interest expense........  (1,049)         (443)    (606)     (2.4)        (1.5)
Other income (expense)..      61           (13)      74       0.1          0.0
                           -----------------------------------------------------
Income before taxes and
 minority interest......   2,771           (32)   2,803       6.4%        (0.1%)
                         =======================================================

Results of Operations

     Net sales for the three and six months ended March 31, 1999 increased $13,265 or 43.7% and $23,040 or 37.3% to $43,638 and $84,879, respectively, compared to the same periods one year earlier. The current quarter and year to date figures are both new records in net sales. The net increase for the three and six month periods was primarily the result of the inclusion of sales of Antrum Interface 725, Ltd. after the acquisition in June 1998, the inclusion of five months sales of AF Datalink Equipamentos de Telecomunicacao, Ltda, which was acquired in November 1998 and internal sales growth through increased volumes  with  existing  customers.  The  additional  sales of the  acquisitions amounted to $9,165 and $16,011 for the three and six month periods, respectively. However, since the Company determines the site to manufacture products for its customers on a worldwide basis, this increase in sales also reflects a portion of sales, and gross margins, transferred to the acquired operations from pre-existing JPM operations.

     Gross profit for the three and six months ended March 31, 1999, increased $2,694 or 49.9%, and $4,843 or 45.6% to $8,096 and $15,468, respectively, when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales for the three and six month periods increased to 18.6% from 17.8% and to 18.2% from 17.2%, respectively, when compared to the same periods one year earlier. The increase in gross profit as a percentage of net sales for the three and six month periods was primarily the result of increased fixed cost absorption that offset premium freight charges, overtime premium and training costs related to the ramp up in business earlier in the year.

     Selling, general and administrative ("SG & A") expenses increased $593 or 16.6% and $1,364 or 20.0% to $4,159 and $8,181 respectively, when companred to the corresponding periods one year earlier. As a percentage of sales, SG&A decreased to 9.5% from 11.7% for the three month period and to 9.6% from 11.0% for the six month period compared to the same periods one year earlier. The increase in dollars was primarily because of increased goodwill amortization and personnel costs. The decrease in the percentage was primarily due to greater absorption as a result of increased sales.

     SG&A for the three and six month periods ending March 31, 1999 excludes an additional $178 of plant shutdown expense related the South Carolina manufacturing facility. The plant shutdown expense for the three and six month periods in the prior year was $1,412. The six month comparison also excludes the $400 charge for the write-off of expenses related to the cancelled secondary offering in the first fiscal quarter 1998.

     Interest expense for the three and six months ended March 31, 1999 increased $606 or 136.8% to $1,049 and $1,268 or 179.3% to $1,975 when compared to the same periods one year earlier. As a percentage of sales, interest expense increased to 2.4% from 1.5% for the three month period and increased to 2.3% from 1.1% for the six month period compared to the same periods one year earlier. The increase is primarily attributable to the borrowings for the acquisition of Antrum Interface 725, Ltd and AF Datalink Equipamentos de Telecomunicacao, Ltda. and borrowings related to increases in accounts receivable and inventory, primarily finished goods inventory.

     The Company's effective tax rate for the three and six month periods was 38%. This rate was calculated using income before taxes, which amounted to $2,771 and $5,042 less pre-tax minority interest, which amounted to $85 and $299 for the three and six month periods, respectively. The minority interest amount of $79 for the three month

                                     Page-7
period and $277 for the six month period, which is net of Brazilian tax, is from JPM's 60% ownership of AF Datalink Equipamentos de Telecomunicacao, Ltda.

     Net income after minority interest for the three months ending March 31, 1999 amounted to $1,663 and net income was $2,955 for the six months ending March 31, 1999. The three and six months ended March 31, 1999 includes $178 of additional expense related to the South Carolina plant shutdown ($0.01 per share). The net income increase during the three and six month periods was primarily due to increased sales and margins as dicussed above. This compares to net loss of $20 for the three month period and net income of $829 for the six month period one year earlier. Diluted earnings per share for the current three and six month periods increased to $0.22 and $0.39, in comparison to $0.00 and $0.11 for the three and six month periods one year earlier. The three and six month fiscal periods ending March 31, 1998 include the $400 first quarter write-off of the cancelled secondary offering ($0.03 per share) and the $1,412 write-off relating to the South Carolina plant shutdown ($0.12 per share).

     Since the announced closing of the South Carolina manufacturing facility on March 27, 1998, the Company's total actual cost through March 31, 1999 amounted to $1,590, compared to the accrued estimated cost of $1,412. All activity has ceased and the physical facility is under contract to be sold.

     During November 1998, the Company acquired 60% of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $10,500; $6,000 in cash, $2,500 in stock (256 shares of JPM stock) and one-year notes for $2,000. Datalink had sales of approximately $1,589 in the first five months since the acquisition.

Foreign Operations

     The Company maintains manufacturing facilities located in Guadalajara, Mexico; Toronto and Calgary, Canada; Bor, Czech Republic and Sao Paulo, Brazil. While the Company believes it has good relationships with each local government, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, and results of operations and cash flow.

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

     The Company has determined that the Canadian, Czech Republic and Brazilian operations use their respective currency as their functional currency. As such, translation adjustments are not included in determining net income but are reported separately and accumulated in a separate component of equity. Adjustments, however, may be necessary if any of the Company's operations were deemed to be part of a highly inflationary economy in the future.

Liquidity and Capital Resources

     Operating activities during the six months of fiscal 1999 provided cash in the amount of $5,070, primarily attributable to an increase in accounts payable, which offset increases in accounts receivable and inventory as compared to cash utilized in the amount of $1,593 during the same period one year earlier. Working capital at March 31, 1999 was $33,585, a decrease of $1,807 from September 30, 1998. During the first six months of fiscal 1999, the Company had capital expenditures of $5,644, comprised mainly of costs related to new manufacturing facilities in Mexico and the Czech Republic.

     Borrowings under the Company's line of credit at March 31, 1999 were $44,500 under the terms of the line of credit agreement at an average LIBOR rate of 6.95% with an availability of $70,000. At March 31, 1999, the Company was in compliance with all loan covenants.

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

                                     Page-8

New ERP Computer Software System

     On Jan. 7, 1999, the Company announced the selection of PeopleSoft  version
7.5 Global Manufacturing System to facilitate the integration of its nine (9) worldwide manufacturing facilities as well as remote sales, engineering, and distribution locations during a 24 month rollout. The ERP system includes Manufacturing, Distribution, Financial, and Human Resource Management modules, including Performance Measurement functionality. The selection of a tier one ERP system is consistent with our strategic plan to promote the Company's global manufacturing capability, better serve our customers, align our organization, and finally, implement an infrastructure and tools to integrate our worldwide operations. The ERP project will be supported by a new network infrastructure and complemented by a new global messaging and document management system as well as computer aided design tools. We intend to utilize PeopleSoft's E-business initiatives by integrating these information systems with our customers and suppliers via extranets, the Internet, electronic data interchange
(EDI), and electronic funds transfer (EFT). The PeopleSoft ERP implementation will allow us to unify operations by providing consistency and standardization of the entire company. We expect our cash outlay to be approximately $5,000 over the two year period of its installation. The majority of this outlay will be capitalized.

Year 2000 Issue

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

     The Company has implemented a Year 2000 project previously headed by its Director of Management Information Services and now being coordinated by its Corporate Treasurer. Each JPM facility also has a Year 2000 project team. The project team is identifing areas with potential Year 2000 issues and is developing, assessing, and evaluating projects in each of those areas. A report on the status of each of these projects is issued to the Company's Chief Executive Officer and the Chief Financial Officer on a monthly basis. This information is then summarized and reported to the Board of Directors at its quarterly meetings. These projects have timetables with deadlines through June 1999.

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

6. Czech Republic Network based         Upgraded to Year 2000 compliant version

7. San Jose       Comet/Network based   Software is Year 2000 compliant

8. Mexico         Visual Mfg & PC based Software is Year 2000 compliant

     The Company has implemented and validated its enterprise system software upgrades that are required so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes with the conversion and modifications of the software, the Year 2000 issue can be mitigated. However, if such modifications or conversions are not adequate, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has inventoried its computer equipment and identified potential Year 2000 issues. The Company plans to acquire the necessary software to evaluate this hardware as to its Year 2000 compliance. The Company does not believe that it will require a significant investment to upgrade any such hardware.

     The Company generally utilizes Microsoft based office suites and networking products for its computing software needs and upgrades to newer software as it becomes available. The Company's current standard products are Windows 95 and Office 97. The Company utilizes Auto-Cad for its engineering functions. These products will be validated by validation information and software provided by the suppliers. Because of its recent investment in this upgraded software, the Company does not believe that any additional investment would be material.

                                     Page-9

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. These communications ask for written assurances that they are or will be Year 2000 compliant. The Company utilizes some of its larger customers' forecasts as part of its material requirements planning system. The Company has alternate sources for substantially all of its raw materials as a contingency if any of its suppliers are not able to supply material. The Company believes that it cannot produce an adequate contingency plan if the customer is not able to order parts or supply forecasts.

     The Company assessed and validated the Electronic Data Interchange systems that it utilizes to communicate and transmit data between the Company and its suppliers and customers.

     The Company has inventoried those security systems and production assets that contain micro-processors. This equipment is being assessed and will be validated by June 30, 1999. Remediation of any issues through the implementation of new equipment or contingency plans is expected to be completed by June 30, 1999. The Company does utilize some equipment in its testing and quality assurance that also may provide some exposure to the Year 2000 issue which is currently being assessed. The Company is not heavily mechanized and expects that any remediation costs would not be material.

     The Company's total estimated Year 2000 project costs of approximately $250 include the estimated cost and time associated with the impact of third parties' Year 2000 issues on the Company and are based on presently available information. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it manufactures or it has sold.

     The Company has completed the modifications and conversions of its enterprise system software at a cost of approximately $175. Additional expenditures will be required to complete the upgrade of any software contained in any hardware or production equipment found not to be Year 2000 compliant. The Company currently estimates it will incur additional costs of approximately $75 to upgrade such equipment and complete the assessments described above.

     The Company does not currently believe that it has any material exposure to the Year 2000 issue. However, if the Company discovers any such exposure, it will implement projects to correct or prepare contingency plans to address any such issue. The Company believes that a material failure would occur if a utility supplier was unable to provide service to one or more of the Company's facilities. The Company does not currently have an alternative for this contingency.

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


                                    Page-10

Item 3

Quantitative and Qualitative Disclosures About Market Risk

     During the first two quarters of fiscal 1999, the Company has experienced an immaterial amount of exposure to changes in financial market conditions due to business transactions denominated in foreign currencies. The Company has not engaged in the hedging of foreign currency exposures. The Company believes that it will experience significant increases in transactions denominated in foreign currencies in fiscal 1999. As a result, future earnings, cash flows and fair value of assets and liabilities will be subject to uncertainty. The Company intends to establish policies, procedures and internal processes governing its management of certain market conditions, and will use both operational and financial market actions in its risk management activities.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     This above discussion may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those forward-looking statements are the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, availability of additional sources of financing and commercialization risks, costs associated with integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filings of Forms 10-K and 10-Q.



                                    Page-11

                           PART II - OTHER INFORMATION

Item 1.           N/A
Item 2.           N/A
Item 3.           N/A
Item 4.           N/A
Item 5.           N/A
Item 6.           Exhibits

                   (a) None
                   (b) None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY

                                   Registrant



Date:     May 13, 1999         By:/s/ John H. Mathias
          ------------         ----------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     May 13, 1999         By: /s/ William D. Baker
          ------------         ------------------------
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