Form 10-Q/A
period 1999-03-31
JPM CO
filed 1999-05-18
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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


The undersigned Registrant hereby amends the following financial statements to its quarterly report on Form 10-Q, filed on May 13, 1999 for the period ending March 31, 1999.

Item 1.  Financial Statements


THE JPM COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)


                                                                                     March 31,               September 30,
                                                                                       1999                      1998
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                            $        1,576            $          2,625
  Accounts receivable, net                                                                21,602                      19,681
  Inventories, net                                                                        32,584                      23,984
  Other current assets                                                                     4,374                       3,711
                                                                                    -------------              --------------
    Total current assets                                                                  60,136                      50,001
Property, plant and equipment, net                                                        25,922                      21,267
Excess of cost over fair value of net assets acquired and other intangible
  assets, net                                                                             25,352                      15,445
Other assets                                                                               1,973                       2,308
                                                                                    -------------              --------------
                                                                                  $      113,383             $        89,021
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                                                            $            -             $           290
 Current maturities of long-term debt                                                        544                         544
 Notes payable                                                                             2,000                           -
 Accounts payable                                                                         16,272                       7,707
 Accrued expenses                                                                          6,115                       4,448
 Deferred income taxes                                                                     1,620                       1,620
                                                                                    -------------              --------------
   Total current liabilities                                                              26,551                      14,609
Long-term debt                                                                            47,958                      42,193
Other long-term liabilities                                                                2,597                       1,457
Minority interest                                                                            346                           -
                                                                                    -------------              --------------
                                                                                          77,452                      58,259

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,350 at March 31, 1999 and
 7,060 at September 30, 1998                                                                   -                           -
Additional paid-in capital                                                                20,178                      17,513
Retained earnings                                                                         16,569                      13,614
Accumulated other comprehensive loss                                                        (816)                       (365)
                                                                                    --------------                -----------
      Total shareholders' equity                                                          35,931                      30,762
                                                                                    --------------                -----------
                                                                                      $  113,383                $     89,021
                                                                                    ==============                ===========

The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)

                                                            Six Months Ended
                                                          March 31,    March 31,
                                                            1999        1998
                                                          -------     -------


Cash flows from operating activities:

 Net income                                             $    2,955  $      829
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              1,932       1,369
  Foreign currency translation (gain) loss                      24         (92)
  Loss (gain) on sale of property, plant and equipment         (18)          -
  Deferred taxes                                             1,142        (231)
  Minority interest                                            277           -
  Deferred compensation expense                                 99         105
 Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (1,298)     (2,444)
   (Increase) decrease in inventories                       (7,729)     (2,164)
   (Increase) decrease in other assets                        (856)       (242)
    Increase (decrease) in accounts payable                  7,697        (793)
    Increase (decrease) in accrued expenses                    161       2,070
    Increase (decrease) in income taxes payable                684           -
                                                          ---------   ---------
  Net cash provided by (used in) operating activities        5,070      (1,593)
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for businesses acquired, net of cash
   acquired ($465 in 1999)                                  (5,827)          -
 Capital expenditures                                       (5,641)     (4,389)
 Proceeds from sale of property, plant and equipment            28           -
 Deferred compensation plan contributions                     (100)       (105)
                                                          ---------   ---------
  Net cash provided by (used in) investing
   activities                                              (11,540)     (4,494)
                                                          ---------   ---------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities         5,756       4,856
 Proceeds from issuance of long-term debt                        -       2,898
 Principal payments on long-term debt                         (282)       (321)
 Proceeds from exercise of stock options                       165         129
                                                          ---------   ---------
 Net cash provided by (used in) financing activities         5,639       7,562
                                                          ---------   ---------
 Net effect of changes in exchange rates on cash              (218)          -
                                                          ---------   ---------

Increase (decrease) in cash                                 (1,049)      1,475
Cash at beginning of period                                  2,625         543
                                                          ---------   ---------
Cash at end of period                                  $     1,576  $    2,018
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

                                 THE JPM COMPANY

                                   Registrant



                                 (Principal Executive Officer)


Date:     May 18, 1999         By: /s/ William D. Baker
          ------------         ------------------------
                                 William D. Baker
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)