Form 10-Q
period 1999-06-30
JPM CO
filed 1999-08-13
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended June 30, 1999
                  --------------------------------------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                    --------------------------------------------
Commission file number      0-27738
                    --------------------------------------------

                                THE JPM COMPANY

            (Exact name of registrant as specified in its charter)

Pennsylvania                                               23-1702908
------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S.Employer
   incorporation or organization)                  Identification No.)

155 North 15th Street, Lewisburg,PA                       17837
------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area code   570-524-8225
                                                  ----------------------

------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

At July 30, 1999, 7,360,745 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)





                                                     Three Months Ended                                Nine Months Ended
                                               June 30,              June 30,                   June 30,              June 30,
                                                 1999                  1998                      1999                   1998
                                            -----------           -----------               -----------            -----------

Net sales                                   $    42,985           $    32,333               $   127,864            $    94,172
Cost of sales                                    35,185                26,883                   104,596                 78,097
                                            -----------           -----------               -----------            -----------
Gross profit                                      7,800                 5,450                    23,268                 16,075
Selling, general and
 administrative expenses                          4,046                 3,339                    12,227                 10,156
Secondary offering costs                              -                     -                         -                    400
Plant shutdown expenses                               -                     -                       178                  1,412
                                             -----------           -----------              -----------            -----------
Operating profit                                  3,754                 2,111                    10,863                  4,107
Other income (expense)
  Interest expense                                 (956)                 (531)                   (2,931)                (1,238)
  Other, net                                         70                   (13)                      (22)                    35
                                             -----------           -----------               -----------            -----------
                                                   (886)                 (544)                   (2,953)                (1,203)
                                             -----------           -----------               -----------            -----------
Income before income taxes and
  minority interest                               2,868                 1,567                     7,910                  2,904
Provision for income taxes                        1,078                   595                     2,888                  1,103
                                             -----------            -----------              -----------            -----------
Income before minority interest                   1,790                   972                     5,022                  1,801
Minority interest                                    34                     -                       311                      -
                                            -----------             -----------              -----------            -----------
Net income                                  $     1,756            $      972               $     4,711             $    1,801
                                            ===========             ===========              ===========            ===========
Basic earnings per share                    $      0.24            $     0.14               $      0.65             $     0.26
                                            ===========             ===========              ===========            ===========
Diluted earnings per share                  $      0.23            $     0.13               $      0.62             $     0.24
                                            ===========             ===========              ===========            ===========
Average number of shares
  outstanding (Basic)                             7,356                 7,047                     7,297                  7,011
Average number of shares
  outstanding (Diluted)                           7,633                 7,348                     7,586                  7,460


The accompanying notes are an integral part of these statements.


                                     Page-2

THE JPM COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)


                                                                                      June 30,               September 30,
                                                                                       1999                      1998
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $          542            $          2,625
  Accounts receivable, net                                                                22,697                      19,681
  Inventories, net                                                                        33,285                      23,984
  Other current assets                                                                     5,017                       3,711
                                                                                    -------------              --------------
    Total current assets                                                                  61,541                      50,001
Property, plant and equipment, net                                                        29,093                      21,267
Excess of cost over fair value of net assets acquired and other intangible
  assets, net                                                                             25,029                      15,445
Other assets                                                                               1,928                       2,308
                                                                                    -------------              --------------
                                                                                  $      117,591             $        89,021
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                                                            $          320             $           290
 Current maturities of long-term debt                                                        544                         544
 Notes payable                                                                             2,000                           -
 Accounts payable                                                                         15,638                       7,707
 Accrued expenses                                                                          6,604                       4,448
 Deferred income taxes                                                                     1,620                       1,620
                                                                                    -------------              --------------
   Total current liabilities                                                              26,726                      14,609
Long-term debt                                                                            49,232                      42,193
Other long-term liabilities                                                                3,217                       1,457
Minority interest                                                                            389                           -
                                                                                    -------------              --------------
                                                                                          79,564                      58,259

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,350 at June 30, 1999 and
 7,060 at September 30, 1998                                                                   -                           -
Additional paid-in capital                                                                20,243                      17,513
Retained earnings                                                                         18,325                      13,614
Accumulated other comprehensive loss                                                        (541)                       (365)
                                                                                    --------------                -----------
      Total shareholders' equity                                                          38,027                      30,762
                                                                                    --------------                -----------
                                                                                      $  117,591                $     89,021
                                                                                    ==============                ===========

The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)

                                                           Nine Months Ended
                                                           June 30,    June 30,
                                                            1999        1998
                                                          -------     -------


Cash flows from operating activities:

 Net income                                             $    4,711  $    1,801
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              2,997       2,187
  Foreign currency translation (gain) loss                     (81)        (45)
  Loss (gain) on sale of property, plant and equipment         (18)         (1)
  Deferred taxes                                             1,769         (57)
  Minority interest                                            311           -
  Deferred compensation expense                                149         106
 Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (2,420)     (3,282)
   (Increase) decrease in inventories                       (8,108)     (1,794)
   (Increase) decrease in other assets                      (1,748)     (1,002)
    Increase (decrease) in accounts payable                  7,433      (1,998)
    Increase (decrease) in accrued expenses                  1,254         837
                                                            ---------   ---------
  Net cash provided by (used in) operating activities        6,249      (3,248)
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for assets and businesses acquired, net of cash
   acquired ($465 in 1999 and $1,233 in 1998)               (5,827)    (15,267)
 Capital expenditures                                       (9,496)     (5,374)
 Proceeds from sale of property, plant and equipment            28         124
 Deferred compensation plan contributions                     (157)       (105)
                                                          ---------   ---------
  Net cash provided by (used in) investing
   activities                                              (15,452)    (20,622)
                                                          ---------   ---------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities         7,468      25,915
 Proceeds from issuance of long-term debt                        -       2,895
 Principal payments on long-term debt                         (419)     (2,573)
 Proceeds from exercise of stock options                       230         264
                                                          ---------   ---------
 Net cash provided by (used in) financing activities         7,279      26,501
                                                          ---------   ---------
Effect of changes in exchange rates on cash                  (159)          -
                                                          ---------   ---------

Increase (decrease) in cash                                 (2,083)      2,631
Cash at beginning of period                                  2,625         543
                                                          ---------   ---------
Cash at end of period                                  $       542  $    3,174
                                                          =========   =========


The accompanying notes are an integral part of these statements.

                                     Page-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

Accounting Policies

     The consolidated balance sheet as of June 30, 1999 and the related consolidated statements of operations and of cash flows for the three and nine month periods ended June 30, 1999 and June 30, 1998 have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1998, included in the Company's Form 10-K dated December 22, 1998.

Acquisition

     On November 12, 1998, the Company acquired 60% of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256 shares of JPM stock) and one-year notes for $2,000. The transaction has been accounted for as a purchase in accordance with APB 16. Datalink had sales of approximately $2,393 in the first eight months since the acquisition.

Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.

                                             June 30,   September 30,
                                               1999          1998
                                           ------------  ------------

Finished goods                               $  9,592    $   5,915
Work-in-process                                 4,219        4,194
Raw material and supplies                      20,787       15,172
Valuation reserves                             (1,313)      (1,297)
                                           ------------  ------------
                                             $ 33,285    $  23,984
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

     The components of accumulated other comprehensive loss are as follows:

                                                    June 30,      September 30,
                                                     1999             1998
                                                 -----------       ----------
Foreign currency translation adjustments           $  (541)          $(365)
                                                  ----------       ----------
Accumulated other comprehensive loss               $  (541)         $ (365)
                                                  ==========       ==========

     The components of comprehensive income of the Company for the three and nine month periods ended June 30, 1999 and 1998 are as follows:

                                                           Three Months Ended             Nine Months Ended
                                                         June 30,        June 30,      June 30,        June 30,
                                                          1999             1998          1999             1998
Net income                                              $ 1,756        $    972        $ 4,711           $1,801
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                171             (28)          (109)             (35)
    (net of taxes of $104 and $(18)for the three months
    ended June 30, 1999 and 1998, respectively
    and $(67) and $(22)for the nine months
    ended June 30, 1999 and 1998, respectively)
                                                        ---------      ---------       --------          -------
Other comprehensive income (loss)                           171             (28)          (109)             (35)
                                                        ---------      ---------       --------          -------

Comprehensive income                                    $ 1,927         $   944        $ 4,602           $1,766
                                                        ========        ========       =======           ======

                                     Page-5

Earnings Per Share Information

     Basic and diluted earnings (loss) per common share computations are made in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Credit Facility

     On December 17, 1998, the Company amended and modified its current line of credit agreement. The amended agreement provides for maximum borrowings of $70,000. The maximum allowable debt is determined quarterly based upon computations specified in the debt convenants. Certain covenants were also modified. The credit facility maturity date remains April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 0.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 2.0% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. Borrowings under the line of credit at June 30, 1999 were $43,638 with interest at an average LIBOR rate of 6.61%. At June 30, 1999, the Company was in compliance with all loan covenants.

Closing of South Carolina Manufacturing Facility

     On March 27, 1998, the Company announced plans to cease operations at its Winnsboro, S.C. manufacturing location and subsequently transfer all business to other plants in Pennsylvania, California and Mexico.

     The plant ceased production on June 26, 1998. Supervisory and breakdown crews remained at the facility until July 17, 1998. The Company had accrued expenses totaling approximately $1,412 in closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown expenses". At March 31, 1999, the Company reported an additional incurred cost of $178 above the original estimate of $1,412, for a total plant shutdown expense of $1,590. All activity has ceased and the Company is seeking a buyer for the physical facility.

Recent Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


                                     Page-6

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended June 30, 1999 and 1998.

                               June 30,          Change           June 30,
(in thousands)             1999         1998   in Dollars    1999         1998
                        --------------------------------------------------------
Net sales............   $ 42,985      $ 32,333  $10,652     100.0%       100.0%
Cost of sales........     35,185        26,883    8,302      81.9         83.1
                         -------------------------------------------------------
Gross profit.........      7,800         5,450    2,350      18.1         16.9
Selling, general and
 administrative expenses.  4,046         3,339      707       9.4         10.4
                           -----------------------------------------------------
Income from operations..   3,754         2,111    1,643       8.7          6.5
Interest expense........    (956)         (531)    (425)     (2.2)        (1.6)
Other income (expense)..      70           (13)      83       0.2         (0.1)
                           -----------------------------------------------------
Income before taxes and
 minority interest......$  2,868      $  1,567  $ 1,301       6.7%         4.8%
                         =======================================================

Results of Operations

     Net sales for the three and nine months ended June 30, 1999 increased $10,652 or 32.9% and $33,692 or 35.8% to $42,985 and $127,864, respectively, compared to the same periods one year earlier. The year to date figure is a new record in net sales. The net increase for the three and nine month periods was primarily the result of the inclusion of sales of Antrum Interface 725, Ltd. after the acquisition in June 1998, the inclusion of eight months sales of AF Datalink Equipamentos de Telecomunicacao, Ltda, which was acquired in November 1998 and internal sales growth through increased volumes with existing customers. The additional sales of the acquisitions amounted to $7,607 and $22,889 for the three and nine month periods, respectively. However, since the Company determines the site to manufacture products for its customers on a worldwide basis, this increase in sales also reflects a portion of sales, and gross margins, transferred to the acquired operations from pre-existing JPM operations.

     Gross profit for the three and nine months ended June 30, 1999, increased $2,350 or 43.1%, and $7,193 or 44.7% to $7,800 and $23,268, respectively, when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales for the three and nine month periods increased to 18.1% from 16.9% and to 18.2% from 17.1%, respectively, when compared to the same periods one year earlier. The increase in gross profit as a percentage of net sales for the three and nine month periods was primarily the result of increased fixed cost absorption that offset premium freight charges, overtime premium and training costs related to the ramp up in business earlier in the year.

     Selling, general and administrative ("SG & A") expenses for the three and nine month periods ended June 30, 1999, increased $707 or 21.2% and $2,071 or 20.4% to $4,046 and $12,227, respectively, when compared to the corresponding periods one year earlier. As a percentage of sales, SG&A expenses decreased to 9.4% from 10.4% for the three month period and to 9.6% from 10.8% for the nine month period compared to the same periods one year earlier. The increase in dollars was primarily because of increased goodwill amortization and personnel costs. The decrease in the percentage was primarily due to greater absorption as a result of increased sales.

     SG&A expenses for the nine month period ended June 30, 1999 excludes an additional $178 of plant shutdown expense related to the South Carolina manufacturing facility. The plant shutdown expense for the nine month period in the prior year was $1,412. The nine month comparison also excludes the $400 charge for the write-off of expenses related to the cancelled secondary offering in the first fiscal quarter 1998.

     Interest expense for the three and nine months ended June 30, 1999 increased $425 or 80.0% to $956 and $1,693 or 136.8% to $2,931 when compared to the same periods one year earlier. As a percentage of sales, interest expense increased to 2.2% from 1.6% for the three month period and increased to 2.3% from 1.3% for the nine month period compared to the same periods one year earlier. The increase is primarily attributable to the borrowings for the acquisition of Antrum Interface 725, Ltd in June 1998 and AF Datalink Equipamentos de Telecomunicacao, Ltda. in November 1998 and borrowings related to increases in accounts receivable and inventory.

     The Company's effective tax rate for the three and nine month periods was 38%. This rate was calculated using income before taxes, which amounted to $2,868 and $7,910 less pre-tax minority interest, which amounted to $37 and $338 for the three and nine month periods, respectively. The minority interest amount of $34 for the three month period and $311 for the nine month period,

                                     Page-7
which is net of Brazilian tax, is from JPM's 60% ownership of AF Datalink Equipamentos de Telecomunicacao, Ltda.

     Net income for the three and nine month periods ended June 30, 1999 amounted to $1,756 and $4,711, respectively. The nine months ended June 30, 1999 includes $178 of additional expense related to the South Carolina plant shutdown ($0.01 per share). The net income increase during the three and nine month periods was primarily due to increased sales and margins as dicussed above. This compares to net income of $972 for the three month period and net income of $1,801 for the nine month period one year earlier. Diluted earnings per share for the current three and nine month periods increased to $0.23 and $0.62, in comparison to $0.13 and $0.24 for the three and nine month periods one year earlier. The nine month fiscal period ended June 30, 1998 includes the $400 first quarter write-off of the cancelled secondary offering ($0.03 per share) and the $1,412 second quarter write-off relating to the South Carolina plant shutdown ($0.12 per share).

Liquidity and Capital Resources

     Operating activities during the nine months of fiscal 1999 provided cash in the amount of $6,249, primarily attributable to earnings and non-cash charges to operations for depreciation, amortization and deferred taxes plus an increase in accounts payable, partially offset by increases in accounts receivable and inventories. Operating activies used cash in the amount of $3,248 during the same period one year earlier. Working capital at June 30, 1999 was $34,815, a decrease of $577 from September 30, 1998. During the first nine months of fiscal 1999, the Company had capital expenditures of $9,496, comprised primarily of costs related to new manufacturing facilities in Mexico and the Czech Republic and the Company's acquisition of the PeopleSoft ERP system.

     Borrowings under the Company's line of credit at June 30, 1999 were $43,638 under the terms of the line of credit agreement at an average LIBOR rate of 6.61% with an availability of up to $70,000 providing compliance with the debt convenants. At June 30, 1999, the Company was in compliance with all loan covenants.

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

Foreign Operations

     The Company maintains manufacturing facilities located in Guadalajara, Mexico; Toronto and Calgary, Canada; Bela, Czech Republic and Sao Paulo, Brazil. The Company also has manufacturing service arrangements in Northern Ireland, Taiwan and the People's Republic of China. While the Company believes it has good relationships with each local government, the spread of the manufacturing process over multiple countries subjects the Company to risks inherent in international operations. Those risks include currency fluctuations, inflationary pressures, unexpected changes in regulatory requirements, tariffs and barriers, potentially limited intellectual property protection, potential cross border shipment delays, changes in political climate, difficulties in coordinating and managing foreign operations, increases in employee turnover and potentially adverse tax consequences. Any of the foregoing could have a material adverse effect on the Company's business, financial condition, and results of operations and cash flow.

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



                                     Page-8

New ERP Computer Software System

     On Jan. 7, 1999, the Company announced the selection of PeopleSoft  version
7.5 Global Manufacturing System to facilitate the integration of its nine (9) worldwide manufacturing facilities as well as remote sales, engineering, and distribution locations during a 24 month rollout. The ERP system includes Manufacturing, Distribution, Financial, and Human Resource Management modules, including Performance Measurement functionality. The selection of a tier one ERP system is consistent with the Company's strategic plan to promote its global manufacturing capability, better serve its customers, align its organization, and finally, implement an infrastructure and tools to integrate its worldwide operations. The ERP project will be supported by a new network infrastructure and complemented by a new global messaging and document management system as well as computer aided design tools. The Company intends to utilize PeopleSoft's E-business initiatives by integrating these information systems with its customers and suppliers via extranets, the Internet, electronic data interchange
(EDI), and electronic funds transfer (EFT). The PeopleSoft ERP implementation is intended to allow the Company to unify operations by providing consistency and standardization of the entire company. The Company expects its cash outlay to be approximately $5,000 over the two year period of its installation. The majority of this outlay will be capitalized.

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

     The Company has implemented a Year 2000 project previously headed by its Director of Management Information Services and now being coordinated by its Corporate Treasurer. Each JPM facility also has a Year 2000 project team. The project team has identifed areas with potential Year 2000 issues and developed, assessed, and evaluated projects in each of those areas. A report on the status of Year 2000 projects is issued to the Company's Chief Executive Officer and the Chief Financial Officer on a monthly basis. This information is then summarized and reported to the Board of Directors at its quarterly meetings.

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

     The Company has inventoried its computer hardware and validated its Year 2000 compliance. The Company does not believe that it will require any additional significant investment to upgrade any such hardware.

     The Company generally utilizes Microsoft based office suites and networking products for its computing software needs and upgrades to newer software as it becomes available. The Company's current standard products are Windows 95 and Office 97. The Company utilizes Auto-Cad for its engineering functions. These products have been validated for Year 2000 compliance by software provided by the suppliers. Because of its recent investment in this upgraded software, the Company does not believe that any additional investment would be material.

                                     Page-9

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. These communications ask for written assurances that they are or will be Year 2000 compliant. The Company utilizes some of its larger customers' forecasts as part of its material requirements planning system. The Company has alternate sources for substantially all of its raw materials as a contingency if any of its suppliers are not able to supply material. The Company believes that it cannot produce an adequate contingency plan if the customer is not able to order its parts or supply its forecasts.

     The Company assessed and validated the Electronic Data Interchange systems that it utilizes to communicate and transmit data between the Company and its suppliers and customers.

     The Company has inventoried those security systems, production assets and testing and quality assurance equipment that contain micro-processors and is in the process of validating Year 2000 compliance. The Company is not heavily mechanized and expects that any remediation costs yet to be recognized would not be material.

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

     The Company has completed the modifications and conversions of its enterprise system software at a cost of approximately $200. Additional expenditures will be required to complete the upgrade of any software contained in any hardware or production equipment found not to be Year 2000 compliant. The Company currently estimates it will incur additional costs of approximately $50 to upgrade such equipment and complete the assessments described above.

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


                                    Page-10

Item 3

Quantitative and Qualitative Disclosures About Market Risk

     During the first three quarters of fiscal 1999, the Company has experienced an immaterial amount of exposure to changes in financial market conditions due to business transactions denominated in foreign currencies. The Company has not engaged in the hedging of foreign currency exposures. The Company believes that it will experience significant increases in transactions denominated in foreign currencies in fiscal 1999 and beyond. As a result, future earnings, cash flows and fair value of assets and liabilities will be subject to uncertainty. The Company intends to establish policies, procedures and internal processes governing its management of certain market conditions, and will use both operational and financial market actions in its risk management activities.

     The Company is exposed to changes in interest rates due to its high level of borrowing needed to maintain liquidity and fund its business operations. The Company has entered into an interest rate hedge on $15,000 of its long-term debt effectively fixing the interest rate at no more than 7.79% including margin until at least June 2000.

Recent Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     The above discussion may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those forward-looking statements are the impact of competitive products and pricing, reliability of computer hardware and software systems, product demand, the presence of competitors with greater financial resources, availability of additional sources of financing and commercialization risks, costs associated with integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filings of Forms 10-K and 10-Q.



                                    Page-11

                           PART II - OTHER INFORMATION

Item 1.           N/A
Item 2.           N/A
Item 3.           N/A
Item 4.           N/A
Item 5.           N/A
Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits
                      99.1 Employment Agreement dated April 26, 1999 by and
                                between David S. Surgala and The JPM Company
                      99.2 Employment Agreement dated May 19, 1999 by and
                                between Gary L. Lambert and The JPM Company

                  (b) Reports on Form 8-K
                      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY

                                   Registrant



Date:     August 12, 1999       By:/s/ John H. Mathias
          ---------------       ----------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     August 12, 1999       By: /s/ William D. Baker
          ---------------       ------------------------
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

Exhibit No.                          Exhibit
Description

3.1.*      Amended and Restated Articles of Incorporation of the Company

3.2.*      Amended and Restated Bylaws of the Company

4.1.*      Specimen Certification of Common Stock of the Company

27         Financial Data Schedule

99.1 Employment Agreement dated April 26, 1999 by and between David S. Surgala and The JPM Company

99.2 Employment Agreement dated May 19, 1999 by and between Gary L. Lambert and The JPM Company


* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.