Form 10-K
period 1999-09-30
JPM CO
filed 1999-12-27
CIK 1007581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1999
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to _______________

    Commission File No. 0-27738
                       ---------------------------------------------------------

                                     THE JPM COMPANY
             (Exact name of registrant as specified in its charter)

    Pennsylvania                                             23-1702908
   ----------------------------------------------      -------------------------
   (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

   155 North 15th Street, Lewisburg, Pennsylvania             17837
   ----------------------------------------------      -------------------------
   (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code: (570) 524-8225
                                                      --------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.000067 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

As of December 6, 1999, 7,364,320 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date, as computed by reference to the last trading price of such stock, excluding outstanding shares beneficially owned by directors and executive officers, was approximately $32,514,000.

Portions of the proxy dated December 23, 1999 for the Annual Meeting of Shareholders to be held on January 25, 2000 (the "2000 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      General Development of the Business.

The JPM Company (the "Company") was organized September 30, 1968 as a recapitalization of a company originally founded in 1949 by Jay P. Mathias, father of the current Chairman of the Board of Directors and Chief Executive Officer, John H. Mathias and the current President and Chief Operating Officer, James P. Mathias. The Company is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") in the telecommunications, networking, computer and business automation sectors of the global electronics industry.

The Company is headquartered in Lewisburg, Pennsylvania and operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; San Jose, California; Columbus, Ohio; Bela, Czech Republic; Guadalajara, Mexico; Toronto and Calgary, Canada; and Sao Paulo, Brazil.

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

In November 1998, the Company purchased 60% of AF Datalink Equipmentos de Telecomunicacaoes, Ltda., a manufacturer of cable assemblies and wire harnesses in Sao Paulo, Brazil for $6,000,000 in cash, $2,000,000 notes payable in one year and 256,000 shares of JPM stock worth $2,500,000 at the time of purchase.

(b) Financial Information About Industry Segments.

All revenue of the Company is generated from a single business segment: The manufacture of cable assemblies and wire harnesses.

(c) Narrative Description of Business.

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs and CMs in the telecommunications, networking, computer and business automation sectors of the global electronics industry. The Company manufactures a wide spectrum of products which transfer power or transmit voice, data or video within the OEMs' or CMs' equipment or to external connections. Principal applications of the Company's products include computers, computer peripherals, network routers and switches, self-service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

Consistent with its marketing strategy, a substantial portion of the Company's products are sold to a limited number of customers. The Company's strategy is to focus on industry leaders in the telecommunications, networking, computer and business automation markets with whom it can develop mutually beneficial relationships. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with selected new OEM or CM customers within its targeted markets. Because of the complexity of these relationships, sales cycles can be long, sometimes taking up to 18 months or more to develop. The Company's operating results can fluctuate significantly both annually and quarterly because of customers' product life cycles and new product introductions by new and existing customers.

To reduce costs, enhance responsiveness to customers and improve manufacturing processes and systems, the Company streamlined its management structure and achieved ISO 9002 certification in its Pennsylvania, California and South Carolina (closed in 1998) manufacturing facilities during fiscal 1993 and 1994. In addition, in those years the Company implemented a training program designed to provide technical, quality and problem-solving skills to all employees and upgraded and expanded the Company's management information systems. All of the Company's subsequent acquisitions have also been ISO 9001 or 9002 certified and implemented training programs as described above.

(d) Manufacturing.

The Company manufactures substantially all of its products on a build-to-order basis and to the forecasts of its customers. The Company operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; Columbus, Ohio; Toronto and Calgary, Canada; San Jose, California; Guadalajara, Mexico; Sao Paulo, Brazil; and Bela, Czech Republic and has manufacturing services arrangements with companies in Taipei, Taiwan; Northern Ireland and in the People's Republic of China. During 1999, the Company increased its manufacturing capacity with the construction of new production facilities in Bela, Czech Republic (40,000 sq. ft.) and Guadalajara, Mexico (60,000 sq. ft.). Each of the Company's manufacturing facilities is capable of producing most of the Company's products. During 1999, the Company initiated projects to add new production capabilites at its Beaver Springs and Guadalajara manufacturing facilities. In Beaver Springs, the Company is installing equipment for the production of single mode fiber optic cable. In Guadalajara, the Company is implementing the production of high performance copper cable. Both of these projects are expected to be operational during the year ending September 30, 2000. The Company maintains rapid prototype capabilities at each of its plants for designing and developing customized products for its customers.

The vast majority of the Company's products are manufactured by cross-trained, customer-focused teams working in cells or on continuous flow manufacturing lines. This team approach enhances quality, responsiveness and flexibility, permitting the Company to meet customer requirements for shorter lead times and greater scheduling flexibility. The teams support customer just-in-time inventory shipment requirements, including bin replenishment programs, and allow direct shipments to installation sites with cables packed in order of use for ease of installation. Each team prioritizes its own workload, balancing issues of set-up, economic lot sizing, operator skills availability, equipment scheduling and material availability with customer delivery requirements. Cross-training of employees is an integral feature of this team approach. All members of the production teams receive quality skills training focusing on the benefits of statistical process control techniques that may be applied on critical processes in their respective work areas. Manufacturing engineering teams also evaluate process capabilities through statistical data analysis and capability studies.

The Company emphasizes quality assurance systems throughout its operations. Except for the Columbus, OH facility opened in 1999, each facility is Underwriters' Laboratory listed, approved by the Canadian Standards Association and ISO 9000 certified by an independent accreditation organization. ISO 9000 is part of a standard developed by the International Organization for Standardization, a worldwide federation of national standards bodies which establishes a framework for structuring and documenting operations.

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

(e) Marketing.

The Company's sales and marketing efforts are focused on identifying and satisfying customer needs and supporting the customer relationship on an ongoing basis. The Company's sales and marketing efforts are focused on its major customers through its Global Business Development Group and its Global Business Directors. The Company seeks to develop extensive working relationships with its customers through customer focus teams comprised of sales, quality assurance, engineering, purchasing, and manufacturing personnel and customer service specialists working collectively to focus on customer satisfaction. To strengthen its market penetration and customer relationships in key geographic regions, the Company establishes customer support teams, consisting of sales personnel, design engineers and production planners. The teams enable the Company to assist customers in the design and redesign of cable assemblies and wire harnesses and provide additional production planning and control services at the customer's site, thereby reinforcing and enhancing the Company's responsiveness to the customer's needs and providing a greater level of support.

The Company's sales cycle with respect to new customers normally is an extended process pursuant to which the OEM or CM qualifies the Company as a supplier. This process typically involves exchanges of information through written surveys, presentations, site visits, formal audits, sample quotations and first piece builds. At the same time, the Company conducts research regarding the OEM's and CM's organization and seeks to establish contacts at multiple levels within that organization. This cycle can take 18 months or more from the initial contact to the first production order. For existing customers, the Company seeks to expand its sales through multi-level relationships with design engineers and other decision-makers within the OEM's or CM's organization. During 1999, the Company increased its engineering staff and expanded its product development efforts to provide solutions to customer requirements and maximize use of the Company's intellectual property. The Company filed its first patent application in October 1999.

The Company's sales and marketing programs are directed by Senior Vice Presidents of Global Business Development who are responsible for the growth of the customer base and acquisition of new customers. They manage seven Global Business Directors who are responsible for the growth and support of individual customers or industry segments. The Global Business Directors are supported by customer service specialists in the Company's nine manufacturing facilities and application and design engineers who provide product development and design engineering support locally to the Company's customers.

During the fiscal year ended September 30, 1999, sales of the Company's products to Nortel, IBM, Hewlett-Packard and Lucent represented 28%, 14%, 11% and 11%, respectively, of the Company's total sales. During the fiscal year ended September 30, 1998, sales of the Company's products to Nortel, IBM, Hewlett-Packard and Diebold represented 21%, 16%, 13% and 11% respectively, of the Company's total sales. During the fiscal year ended September 30, 1997, sales of the Company's products to Diebold, Nortel, IBM and Hewlett-Packard represented 17%, 16%, 14% and 10% respectively, of the Company's total sales.

During the last three fiscal years, sales to customers in the telecommunications, networking, computer and business automation sectors of the global electronics industry represented the following percentages of the Company's net sales:

                              1999          1998           1997
                             ------        ------         ------
Telecommunications            43%            35%            24%
Computer                      39%            41%            41%
Networking                     5%             9%            14%
Business Automation           13%            15%            21%
                             ------        ------         ------
                             100%           100%           100%

(f) Competition.

The  Company  operates  in an  international  market  characterized  by  intense competition. While the Company does not believe that any of its competitors provides the breadth of product line and services with the quality and at the prices offered by the Company, competition within particular portions of the
Company's business comes from a broad range of companies. Several of the Company's competitors are much larger and have greater financial, management and marketing resources than the Company. In addition to other independent manufacturers of cable assemblies and wire harnesses, the Company's competitors include contract manufacturers and manufacturers who are primarily connector manufacturers and who compete primarily on the basis of having certain proprietary connector technology. Competition within the industry is primarily based on the combination of quality, production capacity, breadth of product line, engineering support capability, price, local support capability, delivery, packaging, systems support and financial strength.

(g) Backlog.

The  Company   estimates  its  backlog  at  September  30,  1999  and  1998  was approximately $68,718,000 and $52,902,000 respectively. The Company does not include within backlog non-binding, extended purchase orders and contractual arrangements in which final authorization and shipment dates have not yet been specified. Substantially all of the September 30, 1999 backlog is expected to be shipped during the following six months. Because of customers' and the industry's movement to just-in-time and pull systems, the Company's backlog at any particular date is not necessarily representative of the Company's level of business to be expected in the ensuing period.

(h) Employees.

As of September 30, 1999, the Company had approximately 3,400 full-time employees, including approximately 2,698 production operators, 397 in engineering and other manufacturing support functions, 186 in executive, finance and administrative functions, 72 in sales and customer service functions, and 107 in materials management functions. The Lewisburg, Guadalajara, Beaver Springs, Columbus, Toronto, Calgary, San Jose, Bela, Lecutenberg and Sao Paulo facilities have approximately 543, 1,615, 349, 14, 304, 46, 376, 147, 13 and 52
full-time employees, respectively. At the Guadalajara Facility, approximately 250 full-time and 689 temporary production employees are members of Confederacion de Trabajadores Mexicanos (the Confederation of Mexican Workers) and are covered by a collective bargaining agreement that is negotiated annually. None of the Company's other employees are union members or are covered by a collective bargaining agreement. The Company has never experienced a labor strike or other labor-related work stoppage. Periodically, during times of increased production, the Company employs temporary employees, who may constitute 10-25% of the total employees at a facility. The Company considers its relations with its employees to be good.

(i) Proprietary Information.

The Company relies on trade secrets and other unpatented proprietary information in its operations. While the Company believes that it has developed certain proprietary production methods, there can be no assurance that others will not develop similar or better methods. The Company's senior management and all employees involved in product design and development have entered into confidentiality agreements, and the Company seeks to enter into such agreements with its customers and suppliers as it deems appropriate. There can be no assurance, however, that such agreements will effectively prevent disclosure of the Company's confidential information.

ITEM 2. PROPERTIES

                                                        Floor Space                     Mortgage      Lease
Facility Location                       Type              Sq. Ft.    Own/Lease           Amount     Expiration
Beaver Springs, PA            Manufacturing                   75,000 Own           $   1,009,000          -
Bela, The Czech Republic      Manufacturing                   40,000 Own                   -              -
Calgary, Canada               Manufacturing                    5,000 Own                   -              -
Columbus, Ohio                Office, Ware & Manuf            12,000 Lease                 -        Jan. 2002

Guadalajara, Mexico           Manufacturing                   63,000 Own                   -              -
Guadalajara, Mexico           Office, Ware & Manuf            40,000 Lease                 -         May 2003
Guadalajara, Mexico           Office, Ware & Manuf            40,000 Lease                 -       April 2001
Guadalajara, Mexico           Manufacturing                   23,000 Lease                 -        Oct. 2002
Guadalajara, Mexico           Manufacturing                   42,000 Lease                 -        Nov. 2003
                                                            --------
  Total Guadalajara                                          208,000

Lewisburg, PA                 Corporate Office                35,000 Own               2,437,000       -
Lewisburg, PA                 Manufacturing                  100,000 Own                 479,000       -
                                                            --------
  Total Lewisburg                                            135,000

Leuchtenberg, Germany         Office & Warehouse               6,000 Lease                 -       Mar. 2004

San Jose, CA                  Office, Ware & Manuf            40,000 Lease                 -       June.2002
San Jose, CA                  Office & Warehouse               7,000 Lease                 -      Sept. 2000
                                                            --------
   Total San Jose                                             47,000

Sao Paulo, Brazil             Office, Ware & Manuf            15,000 Lease                 -       Nov. 2001
Singapore                     Office & Warehouse               4,000 Lease                 -       Nov. 2002
Toronto, Canada               Office, Ware & Manuf            45,000 Own                 648,000       -
                                                            --------
                                Total                        592,000

The Company's facilities are ISO 9002 certified with the exception of the Germany and Czech Republic facilities which are ISO 9001 certified and the Columbus, OH facility. Although management of the Company believes that its facilities are currently adequate to meet its requirements, the Company may require additional manufacturing capacity depending upon its future rate of growth.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS COMMON STOCK PRICE RANGE

The Company's Common Stock is listed on The NASDAQ Stock Market's National Market ("NASDAQ") and trades under the symbol "JPMX". The following table presents the high and low closing prices for the Common Stock for the fiscal year ended September 30, 1999 and for the fiscal year ended September 30, 1998, as reported by NASDAQ.

FISCAL YEAR ENDED 1998                           HIGH              LOW
First Quarter                                 $  27.25       $    19.50
Second Quarter                                   21.73            11.19
Third Quarter                                    14.88             9.88
Fourth Quarter                                   13.75             6.50

FISCAL YEAR ENDED 1999

First Quarter                                 $  16.25       $     4.75
Second Quarter                                   15.00            10.88
Third Quarter                                    13.41             9.50
Fourth Quarter                                   13.81             6.50

On  December  6, 1999  there  were  approximately  471  holders of record of the
Company's Common Stock and, according to latest record, approximately 3,350 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five year period ended September 30, 1999, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.


                                            FISCAL YEAR ENDED SEPTEMBER 30,

                              1999        1998       1997      1996      1995
                           ----------------------------------------------------
                           ----------------------------------------------------

Operating Statement Data:

(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

Net sales.................  $166,314  $  128,351  $ 112,787  $ 85,516  $ 54,042
Gross profit..............    27,802      21,138     23,537    14,706     8,491
Income from operations....    12,881       5,977     12,853     6,900     2,979
Net income................     5,296       2,570      7,329     3,083       936
Net income as a % of sales      3.18%       2.00%      6.50%     3.60%     1.70%
Net income applicable
  to Common Stock.........  $  5,296  $    2,570  $   7,329  $  2,943  $    659
Diluted net income
  per common share......... $   0.70  $     0.35  $    0.97  $   0.48  $   0.14
Weighted average common
 shares outstanding (Diluted)  7,588       7,423      7,538     5,683     4,390



                                                SEPTEMBER 30,

                              1999        1998       1997      1996      1995
                       ---------------------------------------------------------
                       ---------------------------------------------------------
Balance Sheet Data:

Working capital..........  $  36,292 $    35,392 $   12,612 $  10,206 $     164
Total assets.............    124,560      89,021     54,130    39,862    25,427
Short-term debt..........      2,744         834      9,699     2,169     6,937
Long-term debt...........     53,100      42,193      2,805     3,264     4,292
Shareholders' equity.....     38,873      30,762     28,231    19,927     4,866


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading independent manufacturer of cable assemblies and wire harnesses for OEMs and CMs in the telecommunications, networking, computer and business automation sectors of the global electronics industry. The Company manufactures a wide variety of products which transfer power or transmit voice, data or video within the customers' equipment or to external connections. Principal applications of the Company's products include computers, computer peripherals, network routers and switches, self-service terminals (including automatic teller machines), PBX switching equipment, cellular digital switching equipment, industrial controls and medical electronic equipment. Substantially all of the Company's business is contract manufacture of cable assemblies and wire harnesses. By integrating its design and engineering capabilities with its customers' product development activities, the Company customizes its products to satisfy its customers' particular needs in a price-competitive manner.

Consistent with its marketing strategy, a substantial portion of the Company's products are sold to a limited number of customers. The Company's strategy is to focus on industry leaders in the telecommunications, networking, computer and business automation markets with whom it can develop mutually beneficial relationships. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with selected new OEM and CM customers within its targeted markets. Because of the complexity of these relationships, sales cycles can be extremely long, sometimes taking up to 18 months or more to develop. The Company's operating results can fluctuate significantly both annually and quarterly because of customers' product life cycles and new product introductions by new and existing customers.

The Company's gross margins are mainly impacted by new customer and new product start-up costs, raw material acquisition costs, product mix and manufacturing productivity. New customer and product start-up costs, which are typically incurred and expensed prior to the recognition of associated revenue, include engineering costs related to product and process development, manufacture and approval of prototypes and training of production employees.

The following table presents, in thousands of dollars and as a percentage of net sales, certain selected consolidated financial data for each of the three fiscal years completed September 30, 1999, 1998 and 1997:


                                           FISCAL YEAR ENDED
                        --------------------------------------------------------
(in thousands of dollars) 1999      1998       1997     1999      1998     1997
                        --------------------------------------------------------

Net sales...............$166,314  $128,351  $112,787    100.0%   100.0%   100.0%
Cost of sales........... 138,512   107,213    89,250     83.3     83.5     79.1
                         -------------------------------------------------------
Gross profit............  27,802    21,138    23,537     16.7     16.5     20.9
Selling, general and
 administrative expenses. 14,743    13,349     9,811      8.9     10.4      8.7
Costs related to
 cancelled secondary....       -       400         -        -      0.3        -
Costs related to the
 shut down of SC........     178     1,412         -      0.1      1.1        -
Costs related to
 merger.................       -         -       873        -        -      0.8
                         -------------------------------------------------------
                          14,921    15,161    10,684      9.0     11.8      9.5
                         -------------------------------------------------------
Income from operations..  12,881     5,977    12,853      7.7      4.6     11.4
Interest expense........  (3,912)   (1,753)     (670)    (2.4)    (1.4)    (0.6)
Other income (expense)..       9        72        (1)       -      0.1        -
                         -------------------------------------------------------
Income before taxes and
 minority interest......$  8,978  $  4,296  $ 12,182      5.3%     3.3%    10.8%
                         =======================================================

COMPARISON OF FISCAL YEAR 1999 WITH FISCAL YEAR 1998

Net sales for fiscal 1999 increased by $37,963, or 29.6%, as compared to fiscal 1998. This increase was primarily the result of the inclusion of sales of Antrum Interface 725, Ltd. ("Antrum")for the whole year in fiscal 1999 as compared to the period in fiscal 1998 subsequent to its acquisition in June 1998; the inclusion of 11 months of sales of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), which was acquired in November 1998; and increased sales growth from increased volumes with existing customers. The additional sales of the acquisitions amounted to $26,806 in fiscal 1999. However, since the Company determines the site to manufacture products for its customers on a worldwide basis, this increase in sales also reflects a portion of sales, and gross margins, transferred to the acquired operations from pre-existing JPM operations.

Gross profit increased by $6,664, or 31.5%, in fiscal 1999 as compared to fiscal 1998. Gross profit was 16.7% and 16.5% of net sales in 1999 and 1998, respectfully.

Gross profit as a percentage of net sales in 1999 was negatively impacted by costs associated with product realignment between the Company's manufacturing facilities during the fiscal year and reduced revenues during the fourth quarter. The Company maintained personnel and other costs during the fourth quarter despite the reduced revenues, to maintain production capacity for increased demand in the first quarter of fiscal 2000.

Selling, general and administrative ("SG&A") expenses for fiscal 1999 increased $1,394, or 10.4%, as compared to fiscal 1998. The increase in dollars in fiscal 1999 was primarily attributable to increased goodwill amortization and personnel costs. The decrease in SG&A as a percentage of net sales was primarily due to greater absorption of SG&A as a result of increased sales.

SG&A expenses for fiscal 1999 include a charge of $178 for additional plant shutdown expense related to the South Carolina manufacturing facility. The plant shutdown expense for fiscal 1998 was $1,412. SG&A expenses in fiscal 1998 also include $400 in expenses related to the Company's cancelled secondary offering.

Interest expense for fiscal 1999 increased $2,159, or 123.2%, as compared to fiscal 1998. The increase is primarily attributable to borrowings for the acquisitions of Antrum in June 1998 and Datalink in November 1998, construction financing for new manufacturing facilities in the Czech Republic and Mexico, new ERP system and borrowings related to increases in accounts receivable and inventory.

The Company's effective income tax rate for fiscal 1999 was 36.1% as compared to 40.2% for fiscal 1998. The decrease in the effective tax rate was primarily attributable to increased profits from the Company's foreign operations which are taxed at rates lower than combined federal and state income tax rates in the United States, partially offset by an increase in non-deductible charges for goodwill amortization.

Net income for fiscal 1999 increased $2,726, or 106.1%, to $5,296, or $0.70 per diluted share, as compared to net income of $2,570, or $0.35 per diluted share, in fiscal 1998. The increase is the result of the increased revenues in fiscal 1999 and pre-tax charges of $1,812 in fiscal 1998 related to the closing of the South Carolina manufacturing facility and cancelled secondary offering.

COMPARISON OF FISCAL YEAR 1998 WITH FISCAL YEAR 1997

Net sales for fiscal 1998 increased by $15,564, or 13.8%, as compared to fiscal 1997. This increase was primarily from sales to new OEM customers, increased sales to certain existing customers and the June 1998 acquisition of Antrum Interface 725, Ltd . ("Antrum"). Antrum contributed $6,822 of the increase.

Gross profit decreased by $2,399, or 10.2%, in fiscal 1998 as compared to fiscal 1997. As a percentage of net sales, gross profit decreased from 20.9% to 16.5%. The decrease in gross profit as a percentage of net sales was primarily due to increased overhead and direct labor costs related to new customer and new product start up, product movement costs as product was moved from one JPM manufacturing facility to another and production inefficiencies.

Selling, general and administrative expenses for fiscal 1998 increased $3,538, or 36.1%, as compared to fiscal 1997, primarily as a result of increased compensation expenses for additional personnel to support the Company's growth and expanding international presence and $400 in additional expenses related to the Company's cancelled secondary offering. The secondary offering was cancelled during the Company's first fiscal quarter. Fiscal 1998 also includes a second fiscal quarter pretax charge of $1,412 for costs related to the shutdown of the Company's manufacturing facility in Winnsboro, SC.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during 1999 was $6,259. Net cash used in operating activities during 1998 was $3,914. The cash utilized in 1998 was primarily used to finance increases in accounts receivable and finished goods inventory, as a result of sales growth and customer requirements.

Working capital was $36,292 at September 30, 1999, an increase of $900 from September 30, 1998. The increase in working capital was primarily the result of increased accounts receivable and inventory in anticipation of future sales.

During 1999 and 1998, the Company expended $10,610 and $7,928, respectively for capital expenditures, primarily for new facilities in Mexico and the Czech Republic. Financing activities in 1999 and 1998 provided cash in the amount of $9,790 and $29,742, respectively, primarily to finance increased working capital needs, capital expenditures and the acquisitions of Datalink in fiscal 1999 and Antrum in fiscal 1998.

CREDIT FACILITIES

In April 1998, the Company entered into a bank revolving line of credit which permited the Company to draw up to $60,000 secured by the assets of the corporation. On December 17, 1998, the Company and its bank lenders modified the line of credit agreement to provide for maximum borrowings of $70,000. This expanded credit facility matures April 2001. The interest rate on the line is an adjustable rate that varies between an interest rate of prime plus 0% up to 0.25%, or at the Company's election, a LIBOR rate plus 0.875% up to 2.0% tied to the Company's ratio of total indebtedness to annualized EBITDA. The line of credit provides for advances up to $70,000 as long as the Company is in compliance with debt covenants for total indebtedness to total capital, total indebtedness to annualized EBITDA and a fixed charge coverage ratio. The line of credit provides certain restrictions with regard to acquisitions, mergers, dissolution, disposition of assets and the incurrence of additional indebtedness; and prohibits loans to or investments in other entities or persons. At September 30, 1999, the Company was in compliance with all loan covenants. At September 30, 1999, net borrowings under this line of credit facility amounted to $47,668, against an availability of $70,000, at a weighted average interest rate of 7.37%.

The Company believes that its cash flow from operations and credit facilities will be sufficient to satisfy working capital requirements and capital expenditure needs over at least the next twelve months. The Company expects to spend approximately $7,000 on capital expenditures during fiscal 2000. However, depending on its rate of growth, profitability and potential acquisition activity, the Company may require additional equity or debt financing for working capital requirements, capital expenditures, additional manufacturing capacity or acquisitions.

RISK FACTORS

The  industry  segment  in which the  Company  competes  is  subject  to intense
competitive  pressures.   The  following  sets  forth  some  of  the  risks  and
uncertainties which the Company faces.

Concentration of Revenues from Major Customers

The Company's top four customers account for 64% of the Company's 1999 consolidated revenues. Loss or disruption of business with any one of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Fluctuations in Future Operating Results

The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with new customers. Because of the complexity of these relationships, sales cycles can be long, sometimes taking up to 18 months or more to develop. As the Company becomes a qualified supplier for new products and as its customers' products progress through their life cycles, the Company's operating results can fluctuate significantly both annually and quarterly.

Limited Number of Suppliers

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

International Operations

Much of the Company's operations are conducted outside of the United States and a large percentage of costs of manufacturing is transacted in local currencies. As a result, the Company's international results of operations are subject to local economic environments and foreign exchange rate fluctuations.


New ERP Computer Software System

On January 7, 1999,  the Company  announced the selection of PeopleSoft  version
7.5 Global Manufacturing System(the "ERP system") to facilitate the integration of its nine (9) worldwide manufacturing facilities as well as remote sales, engineering, and distribution locations during an approximate 24 month rollout. The ERP system includes Manufacturing, Distribution, Financial, and Human Resource Management modules, including Performance Measurement functionality. The selection of a tier one ERP system is consistent with the Company's strategic plan to promote its global manufacturing capability, better serve its customers, align its organization, and finally, implement an infrastructure and tools to integrate its worldwide operations. The ERP project will be supported by a new network infrastructure and complemented by a new global messaging and document management system as well as computer aided design tools. The Company intends to utilize PeopleSoft's E-business initiatives by integrating these information systems with its customers and suppliers via extranets, the Internet, electronic data interchange ("EDI"), and electronic funds transfer ("EFT"). The PeopleSoft ERP implementation is intended to allow the Company to unify operations by providing consistency and standardization of the entire company. The Company expects its cash outlay to be approximately $5,000 over the two year period of its installation. The majority of this outlay will be capitalized. If the Company encounters significant delays or problems in the installation and implementation of the ERP system, this could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company has implemented a Year 2000 project previously headed by its Director of Management Information Services and now being coordinated by its Corporate Treasurer. Each JPM facility also has a Year 2000 project team. The project team has identified areas with potential Year 2000 issues and developed, assessed, and evaluated projects in each of those areas. A report on the status of Year 2000 projects is issued to the Company's Chief Executive Officer and the Chief Financial Officer on a monthly basis. This information is then summarized and reported to the Board of Directors at its quarterly meetings.

The Company's enterprise software, consisting of its internal financial and manufacturing systems, has been evaluated for Year 2000 compliance. Based on this evaluation, the Company has implemented and validated enterprise system software upgrades that are required so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes with the conversion and modifications of the software, the Year 2000 issue can be mitigated. However, if such modifications or conversions are not adequate, the Year 2000 issue could have a material impact on the operations of the Company.

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

The Company has assessed and validated the Electronic Data Interchange systems that it utilizes to communicate and transmit data between the Company and its suppliers and customers.

The Company has inventoried those security systems, production assets and testing and quality assurance equipment that contain microprocessors and is in the process of validating Year 2000 compliance. The Company is not heavily mechanized and expects that any remediation costs yet to be recognized would not be material.

The Company's total estimated Year 2000 project costs of approximately $250,000, of which approximately $225,000 has been incurred, include the estimated cost and time associated with the impact of third parties' Year 2000 issues on the Company and are based on presently available information. The Company has provided the funds for the Year 2000 project through utilization of its internally generated funds and its bank line of credit.

There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it manufactures or has sold.

The Company does not currently believe that it has any material exposure to the Year 2000 issue. However, if the Company discovers any such exposure, it will implement projects to correct or prepare contingency plans to address any such issue. The Company believes that a material failure would occur if a utility supplier were unable to provide service to one or more of the Company's facilities. The Company does not currently have an alternative for this contingency.

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


Market Risk Discussion

The Company's financial results are affected by foreign currency exchange rate fluctuations. The Company operates manufacturing facilities in four foreign countries and has a number of non-owned foreign manufacturing relationships. The Company's sales and raw material purchases are generally denominated in U.S. dollars, or are related to the U.S. dollar through formula pricing. Since certain foreign manufacturing costs, principally labor, are in foreign currencies, a strengthening U.S. dollar causes the Company's foreign currency denominated costs to decrease while a weakening U.S. dollar has an unfavorable effect on costs.

This foreign exchange effect cannot be precisely isolated since many other factors affect the Company's overall sales and earnings. These factors include product offerings and pricing policies of the Company and its competition, whether the competition is foreign or U.S. based, changes in technology and local and worldwide economic conditions.

The Company has not historically engaged in foreign currency hedging activities. However, as the Company continues to grow, it expects to utilize hedging techniques, including the use of foreign currency forward contracts and options, designed to mitigate the effect of foreign currency fluctuations on its international operations and net investments. The Company does not speculate in foreign currencies or derivative financial instruments and designed hedging techniques do not increase the Company's exposure to foreign exchange rate fluctuations.

The Company is exposed to changes in interest rates primarily due to its borrowing and investing activities which include primarily short and long-term debt used to maintain liquidity and fund its business operations. The Company has two interest rate swap agreements with commercial banks to effectively fix its interest rates on $22,500 of variable rate debt. The first agreement effectively fixes the interest rate on a notional $15,000 of variable LIBOR rate debt at 7.79%, and expires April 9, 2001 unless terminated by the counterparty on June 1, 2000. The second agreement effectively fixes the interest rate on a notional $7,500 of variable LIBOR rate debt at 7.65%, and expires August 20, 2004. The interest differentials to be paid or received on the notional amounts of the swaps are recognized over the lives of the agreements. At September 30, 1999 interest rate levels, the swaps require the Company to make payments to the bank. The approximate termination value of the swaps would be a benefit to the Company of $227.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Compensation of Executive Officers and Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Beneficial Ownership of Capital Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The response to this item is contained in the Company's 2000 Proxy Statement under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

                  -Report of Independent Accountants

                  -Consolidated Balance Sheet as of September 30, 1999 and 1998.

                  -Consolidated Statement of Operations for the years ended
                    September 30, 1999, 1998 and 1997.

                  -Consolidated Statement of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997.

                  -Consolidated Statement of Cash Flows for the years ended
                    September 30, 1999, 1998 and 1997.

                  -Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules

                  -Schedule II-Valuation and Qualifying Accounts.

                  Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    3.   Exhibits Required to be Filed by Item 601 of Regulation S-K.

                  The  exhibits  listed  in  the  Exhibit  Index   immediately
                  preceding such exhibits are filed as part of this Annual Report on Form 10-K unless incorporated by reference as indicated.

(b)      Reports on Form 8-K:

              None

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

                                                        THE JPM COMPANY
                                                         (Registrant)

BY: /s/ William D. Baker                       BY: /s/ John H. Mathias
    -----------------------------                  --------------------------
    William D. Baker                               John H. Mathias
    Vice President and                             Chairman of the Board and
    Chief Financial Officer                        Chief Executive Officer
    (Principal Financial Officer)                  (Principal Executive Officer)


Date    December 27, 1999                           December 27, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               Signature              Title                                        Date
               ---------              -----                                        ----
/s/ John H. Mathias                   Chairman, Chief Executive Officer         December 27, 1999
-------------------------------       and Director (Principal Executive
John H. Mathias                       Officer)


/s/ James P. Mathias                  President, Chief Operating Officer        December 27, 1999
-------------------------------       and Director
James P. Mathias


/s/ William D. Baker                  Vice President, Chief Financial Officer   December 27, 1999
-------------------------------       (Principal Financial and
William D. Baker                      Accounting Officer)


/s/ Wayne A. Bromfield                Executive Vice President, General
-------------------------------       Counsel, Secretary and Director           December 27, 1999
Wayne A. Bromfield


/s/ Janet B. Mathias                  Director                                  December 27, 1999
-------------------------------
Janet B. Mathias


 /s/ Clifford M. Melberger            Director                                  December 27, 1999
-------------------------------
Clifford M. Melberger


/s/ Bruce M. Eckert                   Director                                  December 27, 1999
-------------------------------
Bruce M. Eckert


/s/ William Rulon-Miller              Director                                  December 27, 1999
-------------------------------
William Rulon-Miller

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The JPM Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 16 present fairly, in all material respects, the financial position of The JPM Company and its subsidiaries (the "Company") at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, PA
November 8, 1999


                                 THE JPM COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share amounts)

                                                                            SEPTEMBER 30,
                                                                      ----------------------------
                                                                       1999                  1998
                                                                   -------------         -------------
ASSETS
Current assets:
  Cash and cash equivalents......................................    $    969             $  2,625
  Accounts receivable (net of allowance of $358 and $326)........      21,755               19,681
  Inventories,net................................................      37,227               23,984
  Other current assets...........................................       5,802                3,711
                                                                       ------               ------
    Total current assets.........................................      65,753               50,001
Property, plant and equipment, net...............................      31,164               21,267
Excess of cost over fair value of net assets
 acquired and other intangible assets, net.......................      24,773               15,445
Other assets.....................................................       2,870                2,308
                                                                       ------               ------
                                                                     $124,560             $ 89,021
                                                                     ========               ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........................................    $      -             $    290
  Current maturities of long-term debt...........................         744                  544
  Notes payable..................................................       2,000                    -
  Accounts payable...............................................      18,375                7,707
  Accrued expenses...............................................       4,753                4,448
  Deferred income taxes..........................................       3,589                1,620
                                                                       ------               ------
    Total current liabilities....................................      29,461               14,609
Long-term debt...................................................      53,100               42,193
Deferred compensation liability..................................       1,405                  961
Deferred income taxes............................................       1,023                  496
Minority interest................................................         698                    -
                                                                       ------               ------
                                                                       85,687               58,259
                                                                       ------               ------
Commitments and contingencies....................................           -                    -
Shareholders' equity:
  Preferred Stock, no par value, 10,000 shares
     authorized, Class A, $31.43 stated value, no shares issued
     and outstanding.............................................           -                    -
  Common Stock, $.000067 par value, 40,000
     shares authorized, 7,364 shares issued in 1999 and 7,060
     shares issued in 1998.......................................           -                    -
  Additional paid-in capital.....................................      20,373               17,513
  Retained earnings..............................................      18,910               13,614
  Accumulated other comprehensive loss...........................        (410)                (365)
                                                                      -------              -------
    Total shareholders'equity....................................      38,873               30,762
                                                                       ======               ======
                                                                     $124,560             $ 89,021
                                                                     ========             ========

   The accompanying notes are an integral part of these financial statements.




                                 THE JPM COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)

                                                       YEAR ENDED
                                                      SEPTEMBER 30,
                                        -----------------------------------
                                            1999          1998        1997

Net sales..........................     $   166,314  $    128,351   $ 112,787
Cost of sales......................         138,512       107,213      89,250
                                         ----------     ---------    --------
                                             27,802        21,138      23,537
Selling, general and administrative
 expenses...........................         14,743        13,349       9,811
Secondary offering costs............              -           400           -
Plant shutdown costs................            178         1,412           -
Costs related to merger.............              -            -          873
                                         ----------     ---------    --------
                                             12,881         5,977      12,853
Other income (expense):
 Interest expense...................         (3,912)       (1,753)       (670)
 Other, net.........................              9            72          (1)
                                         ----------     ---------    --------
                                             (3,903)       (1,681)       (671)
                                         ----------      ---------   --------
Income before income taxes and
 minority interest..................          8,978         4,296      12,182
Provision for income taxes..........          3,245         1,726       4,853
                                         ----------     ---------    --------
Income before minority interest.....          5,733         2,570       7,329
Minority interest...................            437             -           -
                                         ----------     ----------   --------
Net income..........................    $     5,296  $      2,570   $   7,329
                                         ==========    ==========    ========
Basic earnings per common share.....    $      0.72  $       0.37   $    1.07
                                         ==========    ==========    ========
Diluted earnings per common share...    $      0.70  $       0.35   $    0.97
                                         ==========    ==========    ========
Weighted average number of shares of
 Common Stock outstanding (basic)...          7,314         7,022       6,875
                                         ==========    ==========    ========
Weighted average number of shares of
 Common Stock outstanding (diluted).          7,588         7,423       7,538
                                         ==========    ==========    ========

The accompanying notes are an integral part of these financial statements.

                                          THE JPM COMPANY
                                    CONSOLIDATED STATEMENTS OF
                                       SHAREHOLDERS' EQUITY


                                   Common Stock                             Accumulated
                                 -----------------  Additional                 Other           Total
                                 Number of    Par    Paid-in    Retained    Comprehensive  Shareholders'
                                  Shares     Value   Capital    Earnings       Loss           Equity


Balance at September 30, 1996     6,808,849  $  -     $16,212    $ 3,715     $   -           $19,927
Issuance of common stock            161,396     -         975          -         -               975
Net income                                -     -           -      7,329         -             7,329
                               ----------------------------------------------------------------------------
Balance at September 30, 1997     6,970,245     -      17,187     11,044         -            28,231
Issuance of common stock             89,553     -         326          -         -               326
Comprehensive loss                        -     -           -          -      (365)             (365)
Net income                                -     -           -      2,570         -             2,570
                               ----------------------------------------------------------------------------
Balance at September 30, 1998     7,059,798     -      17,513     13,614      (365)           30,762
Issuance of common stock            304,522     -       2,860          -         -             2,860
Comprehensive loss                        -     -           -          -       (45)              (45)
Net income                                -     -           -      5,296         -             5,296
                               ----------------------------------------------------------------------------
Balance at September 30, 1999     7,364,320  $  -     $20,373    $18,910     $(410)          $38,873
                               ============================================================================


The accompanying notes are an integral part of these financial statements.





                                THE JPM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                        -----------------------------------
                                                                                           1999        1998         1997
                                                                                         --------    --------     ---------
Cash flows from operating activities:
  Net income .......................................................................   $  5,296    $  2,570     $ 7,329
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..................................................      3,948       2,727       1,640
    Foreign currency translation (gain) loss .......................................        (17)        (52)        (12)
    Loss (gain) on sale of property, plant and equipment ...........................        (18)          -          66
    Deferred taxes .................................................................      1,869          33          61
    Minority interest ..............................................................        437           -           -
    Deferred compensation expense ..................................................        444         340         112
    Secondary offering costs........................................................          -         400           -
    Plant shutdown costs ($1,412 less cash payments of $742)........................          -         670           -
    Change in assets and liabilities, net of effects from businesses acquired:
      (Increase) decrease in accounts receivable ...................................     (1,413)     (5,057)       (438)
      (Increase) decrease in inventories ...........................................    (12,503)     (2,097)     (7,762)
      (Increase) decrease in other assets ..........................................     (1,940)     (2,887)     (1,086)
      Increase (decrease) in accounts payable ......................................     10,694        (178)       (773)
      Increase (decrease) in accrued expenses ......................................       (538)         (8)        175
      Increase (decrease) in income taxes payable ..................................          -        (375)       (513)
                                                                                       --------     --------    --------
    Net cash provided by (used in) operating activities ............................      6,259      (3,914)     (1,201)
                                                                                       --------     --------    --------
Cash flows from investing activities:
  Payments for assets and businesses acquired, net of cash acquired of $465 in 1999,
    $1,233 in fiscal 1998 and $88 in fiscal 1997 ...................................     (5,914)    (15,415)     (1,897)
  Capital expenditures .............................................................    (10,610)     (7,928)     (4,255)
  Proceeds from sale of property, plant and equipment ..............................         28           -           7
  Collections of notes receivable -- related parties ...............................          -           -         206
  Deferred compensation plan contributions .........................................       (444)        (403)       (116)
                                                                                       --------     --------    --------
    Net cash provided by (used in) investing activities ............................    (16,940)     (23,746)     (6,055)
                                                                                       --------     --------    --------
Cash flows from financing activities:
  Net borrowings (repayments) under credit facilities ..............................      9,878       29,608       6,650
  Proceeds from issuance of long-term debt .........................................          -        2,600          40
  Principal payments on long-term debt .............................................       (678)      (2,697)       (699)
  Common stock issuance ............................................................        246          231         397
  Subsidiary equity transaction.....................................................        344            -           -
                                                                                        --------     --------    --------
    Net cash provided by (used in) financing activities ............................      9,790       29,742       6,388
                                                                                       --------     --------    --------
Effect of changes in exchange rates on cash ........................................       (765)           -           -
                                                                                       --------     --------    --------
Increase (decrease) in cash and cash equivalents ...................................     (1,656)       2,082        (868)
Cash and cash equivalents at beginning of period ...................................      2,625          543       1,411
                                                                                       --------     --------    --------
Cash and cash equivalents at end of period .........................................   $    969     $  2,625    $    543
                                                                                       ========     ========    ========
Supplemental information relative to cash paid for interest -- See Note 8.
Supplemental information relative to cash paid for income taxes -- See Note 10.

   The accompanying notes are an integral part of these financial statements.

                               THE JPM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands except per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The JPM Company (the "Company") is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers in the telecommunications, networking, computer and business automation sectors of the global electronics industry.

A substantial portion of the Company's products are sold to a limited number of customers. Accordingly, a significant decrease in business from, or the loss of, any major customer would have a material adverse effect on the Company. The Company continuously seeks to expand the number of products it supplies to existing customers, as well as to develop similar relationships with new customers. Because of the complexity of these relationships, sales cycles can be long, sometimes taking up to 18 months or more to develop. As the Company becomes a qualified supplier for new products and as its customers' products progress through their life cycles, the Company's operating results can fluctuate significantly both annually and quarterly.

A summary of the Company's significant accounting policies follows:

Basis of presentation

On June 4, 1997 the Company completed a merger with Denron, Inc. ("Denron") by exchanging 791,170 shares of the Company's common stock for all of the outstanding common stock of Denron. The merger was accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Accordingly, all prior period consolidated financial statements presented were restated to include the combined results of operations, financial position and cash flows of Denron as though it had always been a part of the Company.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Long-lived and intangible assets

Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired is amortized on a straight-line basis over 20 years. Intangible assets include the ISO 9002 certification of an acquired plant, which is being amortized on a straight-line basis over five years.

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

Foreign currency translation

The Company has determined that the U.S. dollar is the functional currency of its Mexican operations. Foreign currency inventories and property, plant and equipment are remeasured into U.S. dollars at historical rates; all other foreign currency assets and liabilities are remeasured at year-end exchange rates. Income and expenses are remeasured at average rates prevailing during the year, except for expenses related to inventories and property, plant and equipment, which are remeasured at historical rates. Exchange gains and losses resulting from remeasurement are included in earnings and amounted to gains of $17, $52, and $12 for fiscal 1999, 1998 and 1997, respectively.

For all other foreign subsidiaries the Company has determined the local currency is the functional currency. Therefore, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of shareholders' equity.

Earnings per common share

The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Stock based compensation

Statement of Financial Accounting Standards No. 123,"Accounting for Stock Based Compensation" ("SFAS 123") defines a fair value based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the fair value method or disclose the pro forma income statement effects in their financial statements. The Company has elected to disclose the pro forma income statement effects of SFAS 123; therefore, SFAS 123 does not affect the Company's financial position or results of operations.

Recent accounting pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

2. ACQUISITIONS

In November 1998, the Company acquired 60% of the stock of AF Datalink Equipamentos de Telecomunicacao, Ltda. ("Datalink"), a Sao Paulo, Brazil based manufacturer of wire harnesses and cable assemblies for $6,000 in cash, $2,500 in stock (256,000 shares of JPM stock)and one-year notes for $2,000 with interest at 8.75%. The transaction has been accounted for as a purchase in accordance with APB 16.

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

The unaudited results of operations on a pro forma basis as if Datalink and Antrum had been acquired as of the beginning of the respective periods below are as follows:


                                                Year Ended September 30,
                                                ------------------------
                                                 1999             1998
                                                ------------------------
Net sales                                     $166,917          $149,582
Operating income                                13,203            14,871
Net income                                       5,417             3,200
Net income per diluted common share           $   0.69          $   0.42



In August 1997, the Company acquired the assets of Corma Elektrotechnische Productions GmbH, Leuchtenberg, Germany and Corma spol s.r.o., Bor, the Czech Republic (collectively "Corma"), manufacturers and assemblers of cable and wire harnesses, for cash consideration of $1,688.

Information with respect to these acquisitions is presented below:


                                                     1999       1998     1997
                                                     ----       ----     ----
Cash paid (net of cash acquired) ..............   $ 5,535    $15,267   $ 1,688
Issuance of common stock and notes payable.....     4,500          -         -
Transaction and other costs ...................       379        148       209
                                                  -------    -------   -------
                                                   10,414     15,415     1,897
Fair value of tangible assets acquired ........       275     (4,262)   (1,435)
                                                  -------    -------   -------
Excess of cost over fair value of net assets
  acquired and other intangible assets ........   $10,689    $11,153   $   462
                                                  =======    =======   =======

Excess of cost over fair value of net assets acquired and other intangible assets comprise the following:

                                                                SEPTEMBER 30,
                                                                -------------
                                                               1999       1998
                                                             -------    -------
Excess of cost over fair value of net assets acquired ....  $ 27,072    $16,383
Other ....................................................       250        250
                                                             -------    -------
                                                              27,322     16,633
Accumulated amortization .................................    (2,549)    (1,188)
                                                             -------    -------
                                                            $ 24,773    $15,445
                                                             =======    =======

3. CLOSING OF SOUTH CAROLINA MANUFACTURING FACILITY

On March 27, 1998, the Company announced plans to cease operations at its Winnsboro, S.C. manufacturing location and subsequently transfer all business to other plants in Pennsylvania, California and Mexico.

The plant ceased production on June 26, 1998. Supervisory and breakdown crews remained at the facility until July 17, 1998. The Company accrued expenses totaling $1,412 and $178 in 1998 and 1999, respectively, for closing and severance costs. These costs are reflected in the income statement as a separate line item described as "Plant shutdown costs." All activity has ceased and the Company is seeking a buyer for the physical facility.

4. MAJOR CUSTOMERS AND SUPPLIERS

Net sales to Nortel, IBM, Hewlett-Packard and Lucent amounted to 28%, 14%, 11% and 11% of total sales, respectively, for fiscal 1999. Net sales to Nortel, IBM, Hewlett-Packard and Diebold amounted to 21%, 16%, 13% and 11% of total sales, respectively, for fiscal 1998. Net sales to Diebold, Nortel, IBM and Hewlett-Packard amounted to 17%, 16%, 14% and 10% of total net sales, respectively, for fiscal 1997. Aggregate net sales to major customers, each of which exceeded 10% of total net sales were 64%, 61%, and 57% of total net sales in 1999, 1998 and 1997, respectively. At September 30, 1999 and 1998, aggregate accounts receivable from these customers represented 63% and 55% of total accounts receivable, respectively. To reduce its credit risk, the Company reviews its customers' financial position before extending credit and periodically thereafter.

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

5. INVENTORIES

                                                          SEPTEMBER 30,
                                                          -------------
                                                         1999        1998
                                                      --------    ---------
Finished goods .............................         $ 10,392    $  5,915
Work-in-process ............................            5,134       4,194
Raw materials and supplies .................           23,039      15,172
Valuation reserve ..........................           (1,338)     (1,297)
                                                     --------    --------
                                                     $ 37,227    $ 23,984
                                                     ========    ========

6. PROPERTY, PLANT AND EQUIPMENT, NET

                                               SEPTEMBER 30,
                                           -------------------         ESTIMATED
                                            1999          1998      USEFUL LIVES
                                           ------        ------     ------------
Land ...............................     $    400      $    645
Buildings and improvements .........       13,511         9,627      10-25 years
Machinery and equipment ............       13,867        11,593       5-10 years
Furniture and fixtures .............        7,953         6,819       5-10 years
Vehicles ...........................          451           377       3- 5 years
Construction in progress ...........        6,371         2,838
                                         --------      --------
                                           42,553        31,899
Less: Accumulated depreciation .....      (11,389)      (10,632)
                                        ---------      --------
                                         $ 31,164      $ 21,267
                                         ========      ========

The Company leases certain equipment under capital leases. Property, plant and equipment includes $1,898 and $298 of capital leases at September 30, 1999 and 1998. Accumulated depreciation includes $152 and $24 at September 30, 1999 and 1998 respectively, related to these capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments:

Year ending September 30:

                                        2000   $  430
                                        2001      430
                                        2002      392
                                        2003      364
                                        2004      182
                                                ------
   Total net minimum lease payments             1,798
   Less amount representing interest             (195)
                                                ------
   Present value of net minimum lease payments $1,603
                                                ======

At  September  30,  1998,   buildings  and  improvements   included  $1,080  and
accumulated depreciation included $96 for capital leases that were refinanced with mortgages during fiscal 1999.

The Company also leases certain office and manufacturing facilities, office equipment and vehicles under operating leases. Rent expense under operating leases was $1,054, $1,116 and $662 for fiscal 1999, 1998 and 1997 respectively. Future minimum lease payments under operating leases are:

                                        2000   $  821
                                        2001      530
                                        2002      336
                                        2003      166
                                        2004        9
                                                -----
   Total minimum payments required             $1,862
                                                =====

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Salaries and benefits ........................           $3,523     $2,593
Other ........................................            1,230      1,855
                                                         ------     ------
Total accrued expenses .......................           $4,753     $4,448
                                                         ======     ======

Included in accounts payable at September 30, 1999 and 1998 are book overdrafts totaling $2,906 and $827, respectively.

8. FINANCING ARRANGEMENTS

                                                                                           SEPTEMBER 30,
                                                                                        -------------------
                                                                                          1999        1998
                                                                                        -------      ------
Mortgage payable to Pennsylvania Industrial Development Authority; at a fixed rate of 5.75%; payable in monthly installments of $4 through May 2014; secured by land, buildings and improvements in Beaver Springs, PA with a net book value of $1,714 at
 September 30, 1999...................................................................$    472           -

Mortgage payable to bank; at a fixed rate of 8.25%; payable in monthly installments of $19 through September 2010; secured by land, buildings and improvements in Lewisburg, PA with a net book value of $909 at
 September 30, 1999 ..................................................................     479         679

Mortgage payable to bank; at a fixed rate of 7.75%; payable in monthly installments of
 $6 through December 2011; secured by land, buildings and improvements in Beaver Springs,
 PA with a net book value of $1,714 at September 30, 1999.............................     537           -

Mortgage payable to bank; at a fixed rate of 7.25%; payable in monthly installments of
 $24 through January 2013; secured by land, building and improvements in Lewisburg, PA
 with a net book value of $3,410 at September 30, 1999................................   2,437       2,547

Mortgage payable to bank; bank prime rate plus .75% (6.25% at September 30, 1999 and an average rate of 6.53% for fiscal 1999); payable in monthly installments of $4 through
 December 2002; secured by land and building in Pickering, Ontario, Canada with a
 net book value of $1,133 at September 30, 1999.......................................     648         678

Debt under a line of credit facility; $49,500 at a weighted average LIBOR-based rate of 7.37% at September 30, 1999 less short-term invested funds of $1,832 at
 September 30, 1999..................................................................   47,668      37,500

Capital lease obligations, payable through 2003 ......................................   1,603       1,307

Other term loans payable .............................................................       -          26
                                                                                       -------     -------
                                                                                        53,844      42,737
Less: Current maturities .............................................................    (744)       (544)
                                                                                       -------     -------
                                                                                      $ 53,100     $42,193
                                                                                      ========     =======

Maturities of long-term debt, subsequent to September 30, 1999 are as follows:

Year ending
September 30,
2000 ............................ $     744
2001 ............................    48,472
2002 ............................       665
2003 ............................     1,041
2004 ............................       388
Thereafter ......................     2,534
                                     ------
                                  $  53,844
                                     ======

Interest paid in fiscal 1999, 1998 and 1997 on short-term borrowings and long-term debt totaled $4,003, $1,440, and $615, respectively.

The Company has a $70,000 bank revolving line of credit that expires in April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 0.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 2.0% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. Borrowings are secured by substantially all of the Company's assets. The line of credit requires maintenance of certain financial ratios and provides certain restrictions with regard to acquisitions, mergers, dissolution, disposition of assets and the incurrence of additional indebtedness; and prohibits loans to or investments in other entities or persons. At September 30, 1999, the Company was in compliance with all loan covenants.

Short-term borrowings of $290, at an interest rate of 8.25%, were outstanding at the end of fiscal 1998.

The Company has two interest rate swap agreements with commerical banks to effectively fix its interest rates on $22,500 of variable rate debt. The first agreement effectively fixes the interest rate on a notional $15,000 of variable LIBOR rate debt at 7.79%, and expires April 9, 2001 unless terminated by the counterparty on June 1, 2000. The second agreement effectively fixes the interest rate on a notional $7,500 of variable LIBOR rate debt at 7.65%, and expires August 20, 2004. The interest differentials to be paid or received on the notional amounts of the swaps are recognized over the lives of the agreements. At September 30, 1999 interest rate levels, the swaps require the Company to make payments to the bank. The approximate termination value of the swaps would be a benefit to the Company of $227.

9.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it had no impact on the Company's net income or total shareholders' equity.

The components of comprehensive income are as follows:

                                      Year Ended September 30,
                                     1999       1998       1997
                                    ------     ------     ------
Net income........................  $5,296     $2,570     $7,329

Other comprehensive income (loss):
   Change in accumulated
   translation adjustment.........    (45)      (365)          -
                                    ------     ------     ------
Total comprehensive income........  $5,251     $2,205     $7,329
                                    ======     ======     ======

10. INCOME TAXES

Provision for income taxes in the consolidated statement of operations:

                                                    YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                               1999         1998         1997
                                             --------     --------     ---------
Current expense (benefit)
 Federal .............................      $  (955)      $  (592)      $ 3,561
 State ...............................         (835)         (116)          510
 Foreign .............................        3,166         2,401           721
                                            -------       -------       -------
                                              1,376         1,693         4,792
                                            -------       -------       -------
Deferred expense (benefit)
 Federal .............................         (179)          146          (436)
 State ...............................         ( 57)           26           (49)
 Foreign .............................        2,105          (139)          546
                                            -------       -------       -------
                                              1,869            33            61
                                            -------       -------       -------
                                            $ 3,245       $ 1,726       $ 4,853
                                            =======       =======       =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below:

                                                               September 30,
                                                            -------------------
                                                              1999        1998
                                                             -------     -------
Deferred tax assets:
 Accounts receivable ....................................   $    87     $    85
 Inventory ..............................................       757         638
 Property, plant and equipment ..........................        49          12
 Accrued employee liabilities ...........................     1,184         849
 Other ..................................................         3          30
                                                            -------     -------
                                                              2,080       1,614
                                                            -------     -------
Deferred tax liabilities:
 Inventory ..............................................    (3,673)     (1,671)
 Property, plant and equipment ..........................    (1,015)       (864)
                                                            -------     -------
                                                             (4,688)     (2,535)
                                                            -------     -------
 Net deferred tax liability .............................   $(2,608)    $  (921)
                                                            =======     =======

 An analysis of the Company's effective income tax rate is as follows:

                                                                Year Ended September 30,
                                                             1999         1998        1997
                                                            -------     -------     -------
Income taxes at U.S. federal income tax rate ............  $ 3,053     $ 1,461     $ 4,142
State taxes, net of federal benefit .....................     (589)        (71)        320
Foreign operations taxed at higher rates.................      160          85           -
Amortization of intangible assets .......................      444         177          81
Inflation ...............................................      139          59          48
Other, net ..............................................       38          15         262
                                                           -------     -------     -------
Provision for income taxes ..............................  $ 3,245     $ 1,726     $ 4,853
                                                           =======     =======     =======
Effective income tax rate ...............................     36.1%       40.2%       39.8%
                                                           =======     =======     =======

Cash paid for income taxes totaled $4,203, $3,504, and $5,610 in fiscal 1999, 1998 and 1997, respectively.

Pre-tax earnings of foreign subsidiaries were $15,287, $5,895 and $4,051 in fiscal 1999, 1998 and 1997, respectively. Unremitted earnings of such foreign subsidiaries of $17,692 were deemed to be permanently invested at September 30, 1999. No deferred tax liability has been recorded related to future remittance of these earnings. It is not practicable to estimate the income tax liability that might be incurred upon remittance of such earnings to the United States.

11. EMPLOYEE BENEFIT PLANS

The Company maintains a tax-qualified defined contribution employee profit sharing plan (the "Profit Sharing Plan"). All full-time U.S. employees, except for employees of Denron in 1997, who are 21 years of age or older and who have completed one year of service with the Company are eligible to participate. The Company may make discretionary profit sharing contributions to the Profit
Sharing  Plan  for any plan  year.  A  participant  is  entitled  to  receive  a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's contribution vests to the employee ratably over a seven-year period. The Company contributed $177, $193, and $150 for fiscal 1999, 1998 and 1997, respectively.

The Profit Sharing Plan also contains provisions that are intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All full-time U.S. employees, except for employees of Denron in 1997, who are 21 years of age or older and who have completed 90 days of service with the Company are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, an employee may elect to defer up to 15% of his or her current compensation. Employee contributions to the 401(k) Plan are invested according to the direction of the employee. The Company makes matching contributions of fifteen cents for each dollar deferred by the employee up to 6% of an employee's total compensation. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's matching contribution vests immediately. Employee contributions are fully vested and non-forfeitable at all times. The Company contributed $89, $69, and $30 for fiscal 1999, 1998 and 1997, respectively.

The Company maintains a deferred compensation plan for certain management and highly compensated employees. Under the provisions of the plan, each participant may defer up to 25% of annual compensation, and the Company will contribute up to 2.5% of each participant's annual salary on a quarterly basis (10% annually). Deferred compensation, under the plan, is invested by the Company, at the discretion of the Board; however, each participant's account is allocated the actual income, gains and losses that would have been earned if their deferred compensation had been invested in accordance with their personal investment selections.

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

At September 30, 1999 and 1998, the Company had assets related to deferred compensation of $1,405 and $961, respectively, which balances are included in other assets in the accompanying consolidated balance sheet. Compensation expense for deferred compensation arrangements aggregated $165, $161, and $112 in fiscal 1999, 1998, and 1997, respectively.

In accordance with statutory requirements in Mexico, the Company is required to make annual profit sharing distributions to the employees of Pantera. These distributions are determined based on 10% of Pantera's taxable income. A provision of $60, $503, and $215 was recorded as of September 30, 1999, 1998, and 1997, respectively, for anticipated profit sharing distributions.

12. STOCK OPTION PLANS

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

Pursuant to the 1995 Outside Directors Stock Option Plan ("Outside Directors Plan") adopted by the Board of Directors on August 1, 1995, and the shareholders of the Company on November 21, 1995, options are granted to members of the Board of Directors who are not employees or 10% owners of the Company (an "Outside Director"). An aggregate of 125,000 shares of Common Stock are reserved for issuance under the Outside Directors Plan. All options granted under the Outside Directors Plan are exercisable in full beginning sixty days after date of grant of the option. The Outside Directors Plan requires that options granted thereunder will expire not later than ten years after the date of grant.

The Company applies APB 25 and related Interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for options granted under its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under the option plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                      1999          1998          1997
                                     ------        ------         ------
Net income-as reported              $5,296         $2,570         $7,329
Net income-pro forma                 4,123          1,193          6,166
Earnings per share-as reported
     Basic                          $ 0.72         $ 0.37         $ 1.07
     Diluted                          0.70           0.35           0.97
Earnings per share-pro forma
     Basic                          $ 0.56         $ 0.17         $ 0.90
     Diluted                          0.54           0.16           0.82


Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                    1999           1998          1997
                                    ----           ----          ----
Expected dividend yield                0%             0%             0%
Risk free interest rate             5.00%          5.25%          5.25%
Expected volatility                   89%           106%           106%
Expected life                       4 years       4 years        4 years


A summary of the status of the Company's stock option plans as of September 30, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                      Year ended September 30,
                                         -------------------------------------------------------------------------------------
                                                    1999                         1998                        1997
                                         ----------------------     ---------------------------      -------------------------

                                                   Weighted-                       Weighted-                       Weighted-
                                                    Average                         Average                         Average
                                         Shares  Exercise Price     Shares       Exercise Price      Shares     Exercise Price
                                         ------  --------------     ------       --------------      ------     --------------
Options
-------

Outstanding at beginning of year         888,019        $10.07         931,054        $10.03         839,800             $4.71
Granted                                  292,577         11.21         195,875         17.29         267,500             22.12
Exercised                               ( 48,112)         4.87         (89,553)         2.64        (161,396)             2.51
Cancelled                               (180,241)        16.50        (149,357)        23.75         (14,850)            10.11
                                        --------                      --------                      --------

Outstanding at end                       952,243          9.24         888,019         10.07         931,054             10.03
of year

Options exercisable                      487,229          7.38         428,904          6.77         348,634              3.85
at end of year

Included in the cancelled options above are 119,125 options with exercise prices of $8.50-$31.50 and 50,950 options with exercise prices of $30.75 - $33.00 which were cancelled and reissued at a lower exercise price during fiscal 1999 and 1998, respectively. In conjunction with the changes in exercise price, the vesting schedule for all such options was revised to begin as of the new issuance date.

During 1999 and 1998, the Company issued 48,112 and 89,553 shares of common stock, respectively, pursuant to exercises of options granted under its qualified stock option plans. Such shares were issued at an average price of $4.87 and $2.64 per share and a total of $246 and $231 in 1999 and 1998, respectively. Such exercises also gave rise to tax benefits of $114 and $95, included in equity in 1999 and 1998, respectively.

The following table summarizes information about stock options outstanding at September 30, 1999:

                                     Options Outstanding                              Options Exercisable
                                     -------------------                              -------------------
                                                Weighted-Average
                                                   Remaining       Weighted-                       Weighted-
            Range of Exercise        Number       Contractual       Average         Number          Average
                  Prices           Outstanding       Life       Exercise Price    Exercisable    Exercise Price
           -------------------     -----------   -------------  --------------    -----------    --------------
               $0.68 -$ 0.68          38,300          4.09           $0.68            38,300          $0.68
                1.50 -  1.50          88,000          5.85            1.50            88,000           1.50
                2.63 -  4.00          99,662          6.17            3.41            80,966           3.59
                6.00 -  7.65          74,964          8.53            6.40             5,300           7.65
                8.50 -  8.50         243,908          6.94            8.50           182,428           8.50
                8.88 - 12.13          89,000          8.96           10.87            16,001          10.64
               12.75 - 12.75         163,000          9.21           12.75                 -              -
               12.81 - 17.00         120,034          7.98           15.95            53,084          16.20
               19.63 - 25.00          27,375          8.00           20.86            15,900          20.78
               25.25 - 27.25           8,000          8.14           27.00             7,250          27.18
                                   -----------                                    -----------
               $0.68-$27.25          952,243          7.52          $ 9.24           487,229          $7.38



13. GEOGRAPHIC INFORMATION

    Certain geographic information follows:

                                              UNITED                                                       SOUTH
                                              STATES      CANADA      MEXICO     FAR EAST      EUROPE     AMERICA    CONSOLIDATED
                                              ------      ------      ------     --------     --------    -------    ------------
1999
----

Sales to unaffiliated customers ...........  $ 90,536    $ 29,550    $ 36,219     $  1,607   $   5,114   $  3,288   $  166,314
Operating profit (loss) ...................     3,358       6,570       3,205          (24)       (840)       612       12,881
Identifiable assets .......................    52,103      21,881      28,672          397       8,947     12,560      124,560


1998
----
Sales to unaffiliated customers ...........  $ 89,796    $  6,724    $ 28,918     $    412   $   2,501   $      -   $  128,351
Operating profit (loss) ...................     3,555       1,217       1,979         (102)       (672)         -        5,977
Identifiable assets .......................    45,971      18,907      18,950          115       5,078          -       89,021


1997
----
Sales to unaffiliated customers ...........  $ 86,143    $     -     $ 26,369     $      -   $     275   $      -   $  112,787
Operating profit (loss)....................     9,349          -        3,536            -         (32)         -       12,853
Identifiable assets .......................    34,714          -       16,391            -       3,025          -       54,130

14. QUARTERLY FINANCIAL DATA (Unaudited)

                                          First      Second    Third     Fourth
                                         Quarter    Quarter   Quarter   Quarter
Year ended September 30, 1999
 Net sales .........................    $41,241    $43,638    $42,985    $38,450
 Gross profit ......................      7,080      7,804      7,508      5,410
 Net income.........................      1,292      1,663      1,756        585
 Earnings per share (Diluted).......    $  0.17    $  0.22    $  0.23    $  0.08

Year ended September 30, 1998
 Net sales .........................    $31,462    $30,373    $32,333    $34,183
 Gross profit ......................      5,013      5,192      5,240      5,693
 Net income (loss)..................        849        (20)       972        769
 Earnings per share (Diluted).......    $  0.11    $  0.00    $  0.13    $  0.11

The amounts disclosed above do not agree with previously reported results due to the reclassification of certain expenses between cost of sales and selling, general and administrative expenses.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED SEPTEMBER 30, 1997, 1998, 1999
                             (dollars in thousands)


                                                      Additions
                                                      ---------

                                                 Charged     Charged
                                   Balance at    to costs    to other                Balance at
                                   beginning       and       accounts    Deductions    end of
Description                        of period     expenses    describe     describe     period
-----------                        ---------     --------    --------     --------     ------

Year ended September 30, 1997:
Allowance for doubtful accounts ..  $  164         $ 232      $   8(3)    $  182(2)  $  222
Inventory Reserve ................     627            55         11(3)         -        693


Year ended September 30, 1998:
Allowance for doubtful accounts ..     222            41         132(4)        69(2)     326
Inventory Reserve ................     693            78         680(4)       154(1)   1,297


Year ended September 30, 1999:
Allowance for doubtful accounts ..     326           101           -          69(2)     358
Inventory reserve ................   1,297            41           -           -      1,338

(1) Due to disposal of excess and obsolete inventory
(2) Due to write off of bad debt
(3) Due to acquisition of Corma
(4) Due to acquisition of Antrum

                                 THE JPM COMPANY

                                  EXHIBIT INDEX

Exhibits marked with a single asterisk are filed herewithin, and exhibits marked with a double asterisk reference a management contract, compensatory plan or arranagement, filed in response to Item 14(a)(3) of the instructions to Form 10-K. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

Exhibit No.    Description of Exhibit
3.1            Amended and Restated Articles of Incorporation of the Company (A)

3.2            Amended and Restated Bylaws of the Company (A)

4.1            Specimen Certificate of Common Stock of the Company (A)

4.2            Registration Rights Agreement (B)

10.1**         Employment Agreement dated June 1, 1998, by and between Charles W. McDonald and The JPM Company (C)

10.2**         Employment Agreement dated July 1, 1998, by and between Therese M. Miller and The JPM Company (C)

10.3**         Employment Agreement dated July 1, 1998, by and between Jose R. Loza Jimenez and The JPM Company (C)

10.4**         Employment Agreement dated October 14, 1997, by and between Wayne A. Bromfield and The JPM Company (D)

10.5**         Employment Agreement dated May 1, 1995, by and between Maria Luisa Lozano and Electronica Pantera S.A. de C.V. (A)

10.6**         Employment Agreement dated May 1, 1995, by and between Robert Verbosh and Electronica Pantera S.A. de C.V. (A)

10.7**         Employment Agreement dated December 9, 1994, by and between John M. Spangler and The JPM Company (A)

10.8**         Employment Agreement dated December 9, 1994, by and between Robert R. Langton and The JPM Company (A)

10.9**         Employment Agreement dated September 21, 1990, by and between John H. Mathias and The JPM Company (A)

10.10**        Employment Agreement dated September 21, 1990, by and between James P. Mathias and The JPM Company (A)

10.11**        Employment Agreement dated March 12, 1996, by and between William D. Baker and The JPM Company (A)

10.12**        Employment Agreement dated April 26, 1999, by and between David J. Surgala and The JPM Company (G)

10.13**        Employment Agreement dated May 19, 1999, by and between Gary L. Lambert and The JPM Company (G)

10.14**        Management Agreement between AF Datalink Equipamentos de Telecomunicacoes, Ltda., and Fritz Juninger (F)

10.15**        Management Agreement between AF Datalink Equipamentos de Telecomunicacoes, Ltda., and Abelardo Quindere
               Fraga Junior (F)

10.16**        The JPM Company 1995 Stock Option Plan (A)

10.17**        The JPM Company 1995 Outside Directors Stock Option Plan (A)

10.18**        The JPM Company 1993 Stock Option Plan (A)

10.19**        The JPM Company Deferred Compensation/Profit Sharing Plan (A)

10.20**        Form of Non-Qualified Deferred Compensation Agreement with Key Employees (A)

10.21**        The JPM Company Deferred Compensation Plan for Messrs. John H. and James P. Mathias (A)

10.22**        Revolving Line of Credit Business Loan Agreement by and between The JPM Company and CoreStates (C)

10.23          Amendment and Modification to Loan Agreement dated December 17, 1998 between The JPM Company and First Union
               National Bank (F)

10.24          Explanation and Waiver of Rights Regarding Confession of Judgement (F)

10.25          Amended and Restated Revolver Note (F)

10.26          Amended and Restated Revolver Note (F)

10.27          Amended and Restated Revolver Note (F)

10.28          Amended and Restated Revolver Note (F)

10.29          Stock Purchase Agreement between JPM and Datalink Equipamentos de Telecomunicacaoes Ltda. (E)

10.30          Demand Note between JPM Delaware and Abelardo Fraga Jr. (E)

10.31          Demand Note between JPM Delaware and Fritz Jungiger (E)

10.32          Open-Ended Mortgage and Security Agreement dated May 12, 1995, from The JPM Company to the Commonwealth Bank, a division of Meridian (A)

10.33          Agreement with Diebold, Inc. dated July 1, 1993, for sale of manufacture and service of electronic components (A)

21.1*          Subsidiaries of the Registrant

23.1*          Consent of PricewaterhouseCoopers LLP

27.1*          Financial Data Schedule

(A) Incorporated by reference from Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996, as amended.

(B) Incorporated by reference from Registrant's Proxy Statement for a Special Meeting of Shareholders dated and filed with the Securities and Exchange Commission on May 5, 1997.

(C) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998.

(D) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, filed with the Securities and Exchange Commission on February 12, 1998.

(E) Incorporated by reference from the Regitrant's Annual Report on Form 10-K for the year ended September 30, 1998, filed with the Securities and Exchange Commission on December 22, 1998.

(F) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission on February 10, 1999.

(G) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 13, 1999.