Form 10-Q
period 1999-12-31
JPM CO
filed 2000-02-14
CIK 1007581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 1999
                  ----------------------------------------------
                                       OR

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

At February 8, 2000, 7,367,853 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)



                                                                 Three Months Ended
                                                          December 31,         December 31,
                                                              1999                 1998
                                                       -------------------  -------------------
                                                            (unaudited)         (unaudited)


Net sales                                            $             45,419    $          41,241
Cost of sales                                                      38,070               34,161
                                                       -------------------   -----------------
Gross profit                                                        7,349                7,080
Selling, general and administrative expenses                        4,129                3,730
                                                       -------------------   -----------------
Operating profit                                                    3,220                3,350
Other income (expense)
  Interest expense                                                 (1,308)                (926)
  Other (net)                                                        (163)                (153)
                                                       ------------------    -----------------
                                                                   (1,471)              (1,079)
                                                       ------------------    -----------------
Income before taxes and minority interest                           1,749                2,271
Provision for income taxes                                            659                  781
                                                       ------------------    -----------------
Income before minority interest                                     1,090                1,490
Minority interest                                                    ( 60)                (198)
                                                       -------------------   -----------------
Net income                                           $              1,030    $           1,292
                                                       ==================    =================
Basic earnings per share                             $               0.14    $            0.18
                                                       ==================    =================
Diluted earnings per share                           $               0.14    $            0.17
                                                       ==================    =================
Average number of shares outstanding (Basic)                        7,364                7,193
Average number of shares outstanding (Diluted)                      7,527                7,443


The accompanying notes are an integral part of these statements.



THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)
                                                                                   December 31,              September 30,
                                                                                       1999                      1999
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                            $        1,203            $            969
  Accounts receivable, net                                                                26,439                      21,755
  Inventories, net                                                                        40,175                      37,227
  Other current assets                                                                     8,009                       5,802
                                                                                    -------------              --------------
    Total current assets                                                                  75,826                      65,753
Property, plant and equipment, net                                                        32,793                      31,164
Excess of cost over fair value of net assets acquired, net                                24,423                      24,773
Other assets                                                                               2,848                       2,870
                                                                                    -------------              --------------
                                                                                  $      135,890             $       124,560
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                             $          863             $           744
 Notes payable                                                                             2,000                       2,000
 Accounts payable                                                                         16,932                      18,375
 Accrued expenses                                                                          4,776                       4,753
 Deferred income taxes                                                                     3,589                       3,589
                                                                                    -------------              --------------
   Total current liabilities                                                              28,160                      29,461
Long-term debt                                                                            63,841                      53,100
Other long-term liabilities                                                                2,637                       2,428
Minority interest                                                                            813                         698
                                                                                    -------------              --------------
                                                                                          95,451                      85,687

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,364 at December 31, 1999 and
 September 30, 1999                                                                            -                           -
Additional paid-in capital                                                                20,373                      20,373
Retained earnings                                                                         19,940                      18,910
Accumulated other comprehensive income (loss)                                                126                        (410)
                                                                                       -----------                -----------
      Total shareholders' equity                                                          40,439                      38,873
                                                                                       -----------                -----------
                                                                                  $      135,890                $    124,560
                                                                                       ===========                ===========

The accompanying notes are an integral part of these statements.



THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited-in thousands)

                                                             Three Months Ended
                                                         December 31,  December 31,
                                                              1999        1998
                                                             -------     -------

Cash flows from operating activities:
 Net income                                             $    1,030  $    1,292
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              1,174         987
  Foreign currency translation (gain) loss                      82          39
  Loss (gain) on sale of property, plant and equipment           -         (16)
  Deferred taxes                                               209         551
  Minority interest                                             60         198
  Deferred compensation expense                                 47          49
  Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (4,728)     (2,438)
   (Increase) decrease in inventories                       (2,868)     (4,165)
   (Increase) decrease in other assets                      (2,193)       (412)
    Increase (decrease) in accounts payable                 (1,009)      1,833
    Increase (decrease) in accrued expenses                    (54)        395
                                                          ---------   ---------
  Net cash provided by (used in) operating activities       (8,250)     (1,687)
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for business acquired, net of cash
   acquired ($465 in fiscal 1999).                               -      (5,827)
 Capital expenditures                                       (2,180)     (2,693)
 Proceeds from sale of property, plant and equipment             -          27
 Deferred compensation plan contributions                        -         (47)
                                                          ---------   ---------
   Net cash provided by (used in) investing activities      (2,180)     (8,540)
                                                          ---------   ---------
Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities        10,948       8,677
 Principal payments on long-term debt                         (307)       (138)
 Proceeds from exercise of stock options                         -          97
                                                           ---------   ---------
  Net cash provided by (used in) financing activities       10,641       8,636
                                                           ---------   ---------

Effect of changes in exchange rates on cash                     23           -
                                                          ----------   ---------
Increase (decrease) in cash                                    234      (1,591)
Cash at beginning of period                                    969       2,625
                                                          ---------   ---------
Cash at end of period                                  $     1,203  $    1,034
                                                          =========   =========


The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

Accounting Policies
-------------------

     The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 1999 and December 31, 1998, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1999, included in the Company's Form 10-K dated December 27, 1999.



Inventories
-----------

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.



                                            December 31,  September 30,
                                                1999           1999
                                           -------------  --------------


Finished goods                               $ 10,167    $  10,392
Work-in-process                                 4,058        5,134
Raw material and supplies                      27,284       23,039
Valuation reserves                             (1,334)      (1,338)
                                             ---------   ----------
                                             $ 40,175    $  37,227
                                             =========   ==========


Comprehensive Income
--------------------

     The components of accumulated other comprehensive income (loss) are as follows:


                                                December 31,   September 30,
                                                    1999           1999
                                                -----------    -------------

Foreign currency translation adjustments        $    126           $(410)
                                                ----------       ----------
Accumulated other comprehensive income (loss)   $    126          $ (410)
                                                ==========       ==========

     The components of comprehensive income (loss) of the Company for the three month periods ended December 31, 1999, and December 31, 1998, are as follows:


                                                  December 31,     December 31,
                                                     1999              1998
                                                  --------          --------
Net income                                        $ 1,030           $ 1,292
Other comprehensive income (loss):
   Change in accumulated translation adjustments      536               (95)
                                                  --------          --------
Other comprehensive income (loss)                     536               (95)
                                                  --------          --------
Total comprehensive income                        $ 1,566           $ 1,197
                                                  ========          ========


Earnings Per Share Information
------------------------------

     The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Financing Arrangements
----------------------

     The Company has a $70,000 bank revolving line of credit that expires in April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 0.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 2.0% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. Borrowings under the line of credit were $58,616 at December 31, 1999. At December 31, 1999, the Company requested and received from its banks a waiver for its loan covenant that measures EBITDA to total debt. As a result of the higher borrowings and the waiver, the interest rate on borrowings under the line of credit agreement will increase by 1.0% effective January 24, 2000.


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


Reclassification
----------------

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended December 31, 1999 and December 31, 1998.



                              December 31,       Change          December 31,
(in thousands of dollars)  1999         1998   in Dollars     1999          1998
                        --------------------------------------------------------



Net sales............   $ 45,419      $ 41,241   $4,178     100.0%       100.0%
Cost of sales........     38,070        34,161    3,909      83.8         82.8
                         -------------------------------------------------------
Gross profit.........      7,349         7,080      269      16.2         17.2
Selling, general and
 administrative expenses.  4,129         3,730      399       9.1          9.0
                           -----------------------------------------------------
Income from operations..   3,220         3,350     (130)      7.1          8.1
Interest expense........  (1,308)         (926)    (382)     (2.9)        (2.2)
Other income (expense)..    (163)         (153)     (10)     (0.3)        (0.4)
                           -----------------------------------------------------
Income before taxes and
 minority interest......   1,749         2,271     (522)      3.9%         5.5%
                         =======================================================


Results of Operations

     Net sales for the three months ended December 31, 1999 increased $4,178 or 10.1% to $45,419 compared to the same period one year earlier. The net increase for the three month period was primarily the result of internal sales growth through increased volumes with existing customers, especially customers in the telecommunications market.

     Gross profit for the three months ended December 31, 1999 increased $269 or 3.8% when compared to the same period one year earlier. Gross profit as a percentage of net sales decreased to 16.2% from 17.2% for the three month period compared to the same period one year earlier. The decrease in gross profit as a percentage of net sales was attributable to increased demand on the Company's Canadian and United States operations while available capacity existed in the Company's lower cost Mexican facilities. Costs associated with product transfer, hiring and training new employees and expedited logistics expenses had a negative impact on gross profit. The Company's annual wage increase also negatively affected gross profit during the quarter.

     Selling, general and administrative expenses ("SG & A") for the three months ended December 31, 1999 increased $399 or 10.7% to $4,129 when compared to the same period one year earlier. The increase in dollars was primarily attributable to increased personnel costs. As a percentage of sales, SG&A was 9.1% of sales in the quarter ended December 31, 1999 compared to 9.0% a year earlier.

     Interest expense for the three months ended December 31, 1999 increased $382 or 41.3% to $1,308 when compared to the same period one year earlier. As a percentage of sales, interest expense increased to 2.9% from 2.2% for the three month period compared to the same period one year earlier. The increase is primarily attributable to borrowings related to increases in working capital during the quarter ended December 31, 1999 and higher interest rates in 1999.

     Net income after minority interest for the three months ending December 31, 1999 amounted to $1,030. This compares to net earnings of $1,292 one year earlier. The net earnings decrease for the three month period was primarily due to decreased margins and increased interest expense. Diluted earnings per share for the three month period was $0.14, in comparison to $0.17 for the three month period one year earlier.

Liquidity and Capital Resources
-------------------------------

     Operating activities during the first three months of fiscal 2000 utilized cash in the amount of $8,250, primarily attributable to increases in accounts receivable and inventory, as compared to cash utilized in the amount of $1,687 during the same period one year earlier. Working capital at December 31, 1999 was $47,666, an increase of $11,374 from September 30, 1999. During the first three months of fiscal 2000, the Company had capital expenditures of $2,180.

     Borrowings under the Company's $70,000 line of credit at December 31, 1999 were $58,616 at an average interest rate of 8.23%. Borrowings under the line increased by $10,948 during the quarter to fund increased working capital levels, which resulted from increased sales near the end of the quarter.

     At December 31, 1999, the Company requested and received from its banks a waiver for its loan covenant that measures EBITDA to total debt. As a result of the higher borrowings and the waiver, the interest rate on borrowings under the line of credit agreement will increase by 1.0% effective January 24, 2000.

     As the Company's bank line of credit facility matures April 2001, the Company expects to commence discussions during the next six months to extend or refinance the existing facility.

     The Company believes cash flow from operations and funds available from its bank line of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve
months.The  Company  could  also  be  required  to pay by  September  30,  2000, contingent cash consideration of up to $4.5 million pursuant to an earnout arrangement included in the Antrum stock purchase agreement. The Company believes funds available from its operations and working capital line of credit will be sufficient to satisfy this obligation, if earned. However, depending upon its rate of growth, acquisitions and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.


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

     The Company implemented a Year 2000 project to identify, assess and implement changes to information technology systems and operational systems and to evaluate the Year 2000 readiness of key suppliers, customers and other parties.

     To date, the Company has not experienced any material Year 2000 compliance problems and, to the Company's knowledge, none of its significant vendors, service providers, or customers have suffered material problems related to Year 2000 compliance that the Company believes are likely to materially adversely affect the Company.

     The Company incurred Year 2000 project costs of approximately $250 which were funded through operating cash flow and its bank line of credit. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.


     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     This report may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those forward-looking statements are costs related to the start-up of new business with new or existing customers, the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, availability of additional sources of financing and commercialization risks, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filings of Forms 10-K and 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information concerning the Company's "Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

                          PART II - OTHER INFORMATION
Item 1.           N/A
Item 2.           N/A
Item 3.           Default Upon Senior Securities

                    At December 31,  1999,  the Company  requested  and received from its banks a waiver for its loan covenant that measurers EBITDA to total debt. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" is incorporated herein by reference.

Item 4.           N/A
Item 5.           N/A
Item 6.          Exhibits and Reports on Form 8-K
               ---------------------------------------
                 (a) Exhibits

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

                                 THE JPM COMPANY
                                 ---------------
                                   Registrant



Date:     February 14, 2000    By: /s/ John H. Mathias
          -----------------      ------------------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     February 14, 2000    By: /s/ William D. Baker
          -----------------      ------------------------------
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