Form 10-Q
period 2000-03-31
JPM CO
filed 2000-05-15
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended March 31, 2000
                  --------------------------------------------
                                       OR

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

At May 8, 2000, 7,373,166 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)





                                                  Three Months Ended                                 Six Months Ended
                                              March 31,             March 31,                 March 31,              March 31,
                                                 2000                  1999                     2000                   1999
                                            -----------           -----------               -----------            -----------

Net sales                                   $    40,634           $    43,638               $    86,053            $    84,879
Cost of sales                                    35,802                35,834                    73,872                 69,995
                                            -----------           -----------               -----------            -----------
Gross profit                                      4,832                 7,804                    12,181                 14,884
Selling, general and
 administrative expenses                          3,905                 3,867                     8,034                  7,597
Plant shutdown expenses                              --                   178                        --                    178
                                             -----------           -----------              -----------            ----------
Operating profit                                    927                 3,759                     4,147                  7,109
Other income (expense)
  Interest expense                               (1,503)               (1,049)                   (2,935)                (1,975)
  Other, net                                         49                    61                        10                    (92)
                                             -----------           -----------               -----------            -----------
                                                 (1,454)                 (988)                   (2,925)                (2,067)
                                             -----------           -----------               -----------            -----------
Income (loss) before taxes  and
  minority interest                                (527)                2,771                     1,222                  5,042
Provision for income taxes                          (94)                1,029                       565                  1,810
                                             -----------            -----------              -----------            -----------
Income (loss) before minority interest             (433)                1,742                       657                  3,232
Minority interest                                   (53)                  (79)                     (113)                  (277)
                                            -----------             -----------              -----------            -----------
Net income (loss)                           $      (486)           $    1,663               $       544             $   2,955
                                            ===========             ===========              ===========            ===========
Basic earnings (loss) per share             $     (0.07)           $     0.23               $      0.07             $     0.41
                                            ===========             ===========              ===========            ===========
Diluted earnings (loss) per share           $     (0.07)           $     0.22               $      0.07             $     0.39
                                            ===========             ===========              ===========            ===========
Average number of shares
  outstanding (Basic)                         7,369,000             7,344,000                 7,366,000              7,268,000
Average number of shares
  outstanding (Diluted)                       7,369,000             7,679,000                 7,539,000              7,563,000


The accompanying notes are an integral part of these statements.


                                     Page-2

THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, except per share information)


                                                                                     March 31,               September 30,
                                                                                       2000                      1999
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $        1,921            $            969
  Accounts receivable, net                                                                25,008                      21,755
  Inventories, net                                                                        48,135                      37,227
  Other current assets                                                                     9,093                       5,802
                                                                                    -------------              --------------
    Total current assets                                                                  84,157                      65,753
Property, plant and equipment, net                                                        30,897                      31,164
Excess of cost over fair value of net assets acquired, net                                24,076                      24,773
Other assets                                                                               3,149                       2,870
                                                                                    -------------              --------------
                                                                                  $      142,279             $       124,560
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                             $          863             $           744
 Notes payable                                                                             2,000                       2,000
 Accounts payable                                                                         20,533                      18,375
 Accrued expenses                                                                          7,285                       4,753
 Deferred income taxes                                                                     3,589                       3,589
                                                                                    -------------              --------------
   Total current liabilities                                                              34,270                      29,461
Long-term debt                                                                            64,913                      53,100
Other long-term liabilities                                                                2,683                       2,428
Minority interest                                                                            810                         698
                                                                                    -------------              --------------
                                                                                         102,676                      85,687

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,373 at March 31, 2000 and
 7,364 at September 30, 1999                                                                   -                           -
Additional paid-in capital                                                                20,390                      20,373
Retained earnings                                                                         19,454                      18,910
Accumulated other comprehensive loss                                                        (241)                       (410)
                                                                                    --------------                -----------
      Total shareholders' equity                                                          39,603                      38,873
                                                                                    --------------                -----------
                                                                                      $  142,279                $    124,560
                                                                                    ==============                ===========

The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)

                                                            Six Months Ended
                                                          March 31,    March 31,
                                                            2000          1999
                                                          -------       -------


Cash flows from operating activities:

 Net income                                             $      544  $    2,955
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              2,209       1,932
  Foreign currency translation (gain) loss                     377          24
  Loss (gain) on sale of property, plant and equipment           -         (18)
  Deferred taxes                                               209       1,142
  Minority interest                                            112         277
  Deferred compensation expense                                 46          99
 Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (3,392)     (1,298)
   (Increase) decrease in inventories                      (10,948)     (7,729)
   (Increase) decrease in other assets                      (3,620)       (856)
    Increase (decrease) in accounts payable                  3,214       7,697
    Increase (decrease) in accrued expenses                  2,486         161
    Increase (decrease) in income taxes payable                  -         684
                                                          ---------   ---------
  Net cash provided by (used in) operating activities       (8,763)      5,070
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for businesses acquired, net of cash
   acquired ($465 in 1999)                                       -      (5,827)
 Capital expenditures                                       (4,488)     (5,641)
 Proceeds from sale of property, plant and equipment         3,500          28
 Deferred compensation plan contributions                      (46)       (100)
                                                          ---------   ---------
  Net cash provided by (used in) investing
   activities                                               (1,034)    (11,540)
                                                          ---------   ---------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities        12,151       5,756
 Principal payments on long-term debt                         (435)       (282)
 Proceeds from exercise of stock options                        17         165
                                                          ---------   ---------
 Net cash provided by (used in) financing activities        11,733       5,639
                                                          ---------   ---------
 Net effect of changes in exchange rates on cash              (984)       (218)
                                                          ---------   ---------

Increase (decrease) in cash                                    952      (1,049)
Cash at beginning of period                                    969       2,625
                                                          ---------   ---------
Cash at end of period                                  $     1,921  $    1,576
                                                          =========   =========


The accompanying notes are an integral part of these statements.

                                     Page-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1999, included in the Company's Form 10-K dated December 27, 1999.


Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of future demand.

                                             March 31,    September 30,
                                              2000           1999
                                           ------------  ------------

Finished goods                               $ 11,010    $  10,392
Work-in-process                                 5,684        5,134
Raw material and supplies                      33,247       23,039
Valuation reserves                             (1,806)      (1,338)
                                           ------------  ------------
                                             $ 48,135    $  37,227
                                           ============  ============

Comprehensive Income

     The components of accumulated other comprehensive income are as follows:

                                                   March 31,      September 30,
                                                     2000             1999
                                                 -----------       ----------
Foreign currency translation adjustments           $  (241)          $(410)
                                                  ----------       ----------
Accumulated other comprehensive loss               $  (241)         $ (410)
                                                  ==========       ==========

     The components of comprehensive income of the Company for the three and six month periods ended March 31, 2000 and 1999 are as follows:

                                                           Three Months Ended               Six Months Ended
(in thousands)                                          March 31,        March 31,     March 31,        March 31,
                                                          2000             1999          2000             1999
Net income (loss)                                       $  (486)       $  1,663        $   544           $2,955
Other comprehensive income:
    Foreign currency translation adjustments               (367)           (185)           169             (280)
                                                        ---------      ---------       --------          -------
Other comprehensive income (loss)                          (367)           (185)           169             (280)
                                                        ---------      ---------       --------          -------

Comprehensive income (loss)                             $  (853)        $ 1,478        $   713           $2,675
                                                        ========        ========       =======           =======

                                     Page-5

Earnings Per Share Information

     The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Financing Arrangements

     The Company has a $70,000 bank revolving line of credit that expires in April 2001 and provides for both short and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 2.25% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 3.5% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. Borrowings under the line of credit were $59,819 at March 31, 2000. At December 31, 1999 and March 31, 2000, the Company requested and received from its banks a waiver for its loan convenant that measures EBITDA to total debt. At March 31, 2000, the Company also requested and received from its banks a waiver for its loan covenant that measures fixed charge coverage. As a result of higher borrowings and the waivers, the interest rate on borrowings under the line of credit agreement increased by 1.0% effective January 24, 2000, and will increase by up to an additional 0.5% effective May 11, 2000, dependent upon the Company's debt to EBITDA ratio. In addition to increased interest rates, the loan agreement has been amended to modify certain covenants to reflect the Company's higher debt and lower annualized EBITDA due to the Company's loss in the quarter ended March 31, 2000. The loan agreement now includes mandatory principal repayments and line availability reductions beginning in early fiscal 2001 based on an excess cash flow calculation.


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

Reclassification

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.

                                     Page-6

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended March 31, 2000 and 1999.

                               March 31,          Change           March 31,
(in thousands of dollars)  2000         1999   in Dollars    2000         1999
                        --------------------------------------------------------
Net sales............   $ 40,634      $ 43,638  $(3,004)    100.0%       100.0%
Cost of sales........     35,802        35,834      (32)     88.1         82.1
                         -------------------------------------------------------
Gross profit.........      4,832         7,804   (2,972)     11.9         17.9
Selling, general and
 administrative expenses.  3,905         3,867       38       9.6          8.9
Plant shutdown expense        --           178     (178)       --          0.4
                           -----------------------------------------------------
Operating profit             927         3,759   (2,832)      2.3          8.6
Interest expense........  (1,503)       (1,049)    (454)     (3.7)        (2.4)
Other income (expense)..      49            61      (12)      0.1          0.1
                           -----------------------------------------------------
Income (loss) before taxes
 and minority interest..    (527)        2,771   (3,298)     (1.3%)        6.3%
                         =======================================================

Results of Operations

     Net sales for the three months ended March 31, 2000 decreased by $3,004, or 6.9%, to $40,634 compared to the same period one year earlier. The decrease for the three month period was primarily the result of decreased sales to the Company's computer customers and plant capacity imbalances that have prevented the Company from increasing new business at certain of its manufacturing facilities. Net sales for the six months ended March 31, 2000 increased by $1,174 or 1.4%, to $86,053 as compared to the first six months of fiscal 1999. The increase was attributable to increased sales to customers in the telecommunications market offset by reduced sales to customers in the computer market. The amount of the Company's sales to its customers in the computer market is directly affected by the timing of the introduction of new products by the customers and the product life cycle of the customers' products.

     Gross profit for the three and six months ended March 31, 2000, decreased $2,972, or 38.1%, and $2,703, or 18.2%, respectively, when compared to the corresponding periods one year earlier. Gross profit as a percentage of sales for the three and six month periods decreased from 17.9% to 11.9% and from 17.5% to 14.2%, respectively, when compared to the same periods a year earlier. The decrease in gross profit as a percentage of sales was attributable to increased demand at the Company's higher cost Canadian and United States operations and available capacity at the Company's lower cost Mexican facilities. As a result of the capacity imbalance, the Company incurred costs associated with product transfer, hiring and training new employees, increased overtime and expedited logistics expenses that had a negative impact on gross profit during the three and six month periods.

     Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2000 increased by $38, or 1.0%, compared to the three months ended March 31, 1999 despite the lower sales volume. SG&A for the six months ended March 31, 2000 increased by $437, or 5.8%, compared to the same period in 1999. The increase in SG&A is due primarily to increased personnel costs. SG&A for the three and six month periods ended March 31, 1999 excludes plant shutdown expense of $178 related to the South Carolina manufacturing facility. SG&A as a percentage of sales for the three and six month periods increased from 8.9% to 9.6% and from 9.0% to 9.3%, respectively, primarily due to lower absorption of fixed SG&A costs.

     Interest expense for the three and six month periods ended March 31, 2000 increased $454, or 43.3%, to $1,503 and $960, or 48.6%, to $2,935, respectively, compared to the same fiscal 1999 periods. The increase is attributable to borrowings related to increases in working capital and higher interest rates in fiscal 2000.




                                    Page-7

     The effective income tax rate was 46.2% for the six months ended March 31, 2000 compared with 35.9% for the six months ended March 31, 1999 due to the lower amount of income before income taxes, the effect of non-deductible expenses, primarily amortization of goodwill, and the effect of net operating losses in certain locations.

     The loss for the three months ending March 31, 2000 amounted to $486 and net income was $544 for the six months ending March 31, 2000. The net income decrease during the three and six month periods was primarily due to decreased sales and margins as dicussed above. This compares to net income of $1,663 for the three month period and net income of $2955 for the six month period one year earlier. Diluted earnings per share for the current three and six month periods decreased to ($0.07) and $0.07, in comparison to $0.22 and $0.39 for the three and six month periods one year earlier.


Liquidity and Capital Resources

     Operating activities during the first six months of fiscal 2000 utilized cash in the amount of $8,763, primarily attributable to increases in accounts receivable and inventories, as compared to cash provided in the amount of $5,070 during the same period one year earlier. Working capital at March 31, 2000 was $49,887, an increase of $13,595 from September 30, 1999. During the first six months of fiscal 2000, the Company had capital expenditures of $4,488, partially funded by proceeds from the sale/leaseback of a building in Mexico.

     Borrowings under the Company's $70,000 line of credit at March 31, 2000 were $59,819 at an average interest rate of 9.14%. Borrowings under the line increased by $12,151 during the six months ended March 31, 2000 to fund increased working capital levels.

     At March 31, 2000, the Company requested and received from its banks a waiver for its loan convenants that measures EBITDA to total debt and fixed charge coverage. As a result of higher borrowings and the waiver, the interest rate on borrowings under the line of credit agreement will increase by up to 0.5% effective May 11, 2000 dependent upon the Company's debt to EBITDA ratio. The loan agreement has been amended to modify certain covenants to reflect lower annualized EBITDA due to the loss for the quarter ended March 31, 2000 and the Company's higher debt. The loan agreement now includes mandatory principal repayments and line availability reductions commencing in early fiscal 2001 based on an excess cash flow calculation. The Company expects to meet the revised covenants through April 1, 2001.

     As the Company's bank line of credit facility matures April 2001, the Company expects to commence discussions during the next three months to extend or refinance the existing facility.

     The Company believes cash flow from operations and funds available from its bank line of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve months. The Company could also be required to pay by September 30, 2000, contingent cash consideration of up to $4.5 million pursuant to an earnout arrangement included in the Antrum stock purchase agreement. The Company believes funds available from its operations and working capital line of credit will be sufficient to satisfy this obligation, if earned. However, depending upon its rate of growth, acquisitions and profitability, the Company may require additional equity or debt financing to meets its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.


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



                                     Page-8








     The Company incurred Year 2000 project costs of approximately $250 which were funded through operating cash flow and its bank line of credit. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     This report may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are the costs related to the start-up of new business with new or existing customers, the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, the availability of additional sources of financing and commercialization risks, capacity and supply constraints or difficulties, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filings of Forms 10-K and 10-Q.




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information concerning the Company's "Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.




                                    Page-9

                           PART II - OTHER INFORMATION

Item 1.  N/A
Item 2.  N/A
Item 3.  Default Upon Senior Securities

               At March 31, 2000, the Company requested and received from its banks waivers for its loan convenants that measure EBITDA to total debt and fixed charge coverage. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

              At the Company's Annual Meeting of Shareholders held on January 25, 2000, the following proposal was adopted by the vote specified below:

         Election of Directors         For            Withheld Authority
         ---------------------         ---            ------------------
         Bruce M. Eckert               6,333,435           23,800
         James P. Mathias              6,326,435           30,800

Item 5.  N/A
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             Amended and Restated Articles of Incorporation of the Company

             Amended and Restated Bylaws of the Company

             Specimen Certification of Common Stock of the Company

             Financial Data Schedule

             Employment Agreement dated March 14, 2000 by and between
                Dilip D. Chande and The JPM Company

         (b) Reports on Form 8-K
             On March 15, 2000, the Company filed a Current Report on Form 8-K reporting the naming of Jack Fitzgibbons as its President and Chief Operating Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY

                                   Registrant



Date:     May 15, 2000         By:/s/ John H. Mathias
          ------------         ----------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     May 15, 2000         By: /s/ William D. Baker
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

Exhibit No.                          Exhibit
Description

3.1.*      Amended and Restated Articles of Incorporation of the Company

3.2.*      Amended and Restated Bylaws of the Company

4.1.*      Specimen Certification of Common Stock of the Company

27         Financial Data Schedule

99.1 Employment Agreement dated March 14, 2000 by and between Dilip D. Chande and The JPM Company.




* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.