Form 10-Q
period 2000-06-30
JPM CO
filed 2000-08-22
CIK 1007581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended June 30, 2000
                  --------------------------------------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                    --------------------------------------------
Commission file number      0-27738
                    --------------------------------------------

                                THE JPM COMPANY

            (Exact name of registrant as specified in its charter)

Pennsylvania                                               23-1702908
------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S.Employer
   incorporation or organization)                  Identification No.)

155 North 15th Street, Lewisburg, PA                       17837
------------------------------------------------------------------------
(Address of principal executive offices)                (ZIP Code)

Registrant's telephone number, including area code   570-524-8225
                                                    -------------------

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

At August 15, 2000, 7,400,286 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)





                                                     Three Months Ended                                Nine Months Ended
                                               June 30,              June 30,                   June 30,              June 30,
                                                 2000                  1999                      2000                   1999
                                            -----------           -----------               -----------            -----------

Net sales                                   $    41,530           $    42,985               $   127,583            $   127,864
Cost of sales                                    42,082                35,477                   115,954                105,472
                                            -----------           -----------               -----------            -----------
Gross profit (loss)                                (552)                7,508                    11,629                 22,392
Selling, general and
 administrative expenses                          5,036                 3,754                    13,070                 11,351
Plant shutdown expenses                               -                     -                         -                    178
                                             -----------           -----------              -----------            -----------
Operating profit (loss)                          (5,588)                3,754                    (1,441)                10,863
Other income (expense)
  Interest expense                               (2,032)                 (956)                   (4,967)                (2,931)
  Other, net                                       (307)                   70                      (297)                   (22)
                                             -----------           -----------               -----------            -----------
                                                 (2,339)                 (886)                   (5,264)                (2,953)
                                             -----------           -----------               -----------            -----------
Income (loss) before income taxes and
  minority interest                              (7,927)                2,868                    (6,705)                 7,910
Provision for income taxes                          239                 1,078                       804                  2,888
                                             -----------            -----------              -----------            -----------
Income (loss) before minority interest           (8,166)                1,790                    (7,509)                 5,022
Minority interest                                   128                    34                       241                    311
                                            -----------             -----------              -----------            -----------
Net income (loss)                           $    (8,294)           $    1,756               $    (7,750)            $    4,711
                                            ===========             ===========              ===========            ===========
Basic earnings (loss) per share             $     (1.12)           $     0.24               $     (1.05)            $     0.65
                                            ===========             ===========              ===========            ===========
Diluted earnings (loss) per share           $     (1.12)           $     0.23               $     (1.05)            $     0.62
                                            ===========             ===========              ===========            ===========
Average number of shares
  outstanding (Basic)                             7,375                 7,356                     7,369                  7,297
Average number of shares
  outstanding (Diluted)                           7,375                 7,633                     7,369                  7,586


The accompanying notes are an integral part of these statements.


                                     Page-2

THE JPM COMPANY CONDENSED CONSOLIDATED BALANCE SHEET (in thousands)


                                                                                      June 30,               September 30,
                                                                                       2000                      1999
                                                                                 -----------------         -------------------
                                                                                   (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                       $        1,860            $            969
  Accounts receivable, net                                                                24,190                      21,755
  Inventories, net                                                                        46,565                      37,227
  Other current assets                                                                     9,823                       5,802
                                                                                    -------------              --------------
    Total current assets                                                                  82,438                      65,753
Property, plant and equipment, net                                                        30,711                      31,164
Excess of cost over fair value of net assets acquired and other intangible
  assets, net                                                                             28,144                      24,773
Other assets                                                                               2,743                       2,870
                                                                                    -------------              --------------
                                                                                  $      144,036             $       124,560
                                                                                    =============              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                             $       69,472            $            744
 Notes payable                                                                             2,000                       2,000
 Accounts payable                                                                         20,789                      18,375
 Accrued expenses                                                                          9,307                       4,753
 Deferred income taxes                                                                     3,589                       3,589
                                                                                    -------------              --------------
   Total current liabilities                                                             105,157                      29,461
Long-term debt                                                                             4,863                      53,100
Other long-term liabilities                                                                2,855                       2,428
Minority interest                                                                            938                         698
                                                                                    -------------              --------------
                                                                                         113,813                      85,687

SHAREHOLDERS' EQUITY

Preferred stock, no par value, 10,000
 shares authorized; none issued and outstanding                                                -                           -
Common  Stock,  $.000067  par  value,
 40,000  shares  authorized, issued
 7,380 at June 30, 2000 and
 7,060 at September 30, 1999                                                                   -                           -
Additional paid-in capital                                                                20,390                      20,373
Retained earnings                                                                         11,160                      18,910
Accumulated other comprehensive loss                                                      (1,327)                      (410)
                                                                                    --------------                -----------
      Total shareholders' equity                                                          30,223                      38,873
                                                                                    --------------                -----------
                                                                                      $  144,036                $    124,560
                                                                                    ==============                ===========

The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)

                                                           Nine Months Ended
                                                           June 30,    June 30,
                                                            2000        1999
                                                          -------     -------


Cash flows from operating activities:

 Net income (loss)                                      $   (7,750) $    4,711
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              3,625       2,997
  Provision for losses on accounts receivable
    and inventories                                          2,895          63
  Foreign currency translation (gain) loss                    (406)        (81)
  Loss (gain) on sale of property, plant and equipment           -         (18)
  Deferred taxes                                               209       1,769
  Minority interest                                            240         311
  Deferred compensation expense                                218         149
 Change in assets and liabilities,
   net of effects from businesses acquired:
   (Increase) decrease in accounts receivable               (3,180)     (2,467)
   (Increase) decrease in inventories                      (11,990)     (8,124)
   (Increase) decrease in other assets                      (3,826)     (1,748)
    Increase (decrease) in accounts payable                  3,389       7,433
    Increase (decrease) in accrued expenses                  4,568       1,254
                                                            ---------   --------
  Net cash provided by (used in) operating activities      (12,008)      6,249
                                                          ---------   ---------

Cash flows from investing activities:
 Payments for assets and businesses acquired, net of cash
   acquired ($465 in 1999)                                       -      (5,827)
 Capital expenditures                                       (5,899)     (9,496)
 Proceeds from sale of property, plant and equipment         3,500          28
 Deferred compensation plan contributions                     (218)       (157)
                                                          ---------   ---------
  Net cash provided by (used in) investing
   activities                                               (2,617)    (15,452)
                                                          ---------   ---------

Cash flows from financing activities:
 Net borrowings (repayments) under credit facilities        16,285       7,468
 Principal payments on long-term debt                         (497)       (419)
 Proceeds from exercise of stock options                        18         230
                                                          ---------   ---------
 Net cash provided by (used in) financing activities        15,806       7,279
                                                          ---------   ---------
Effect of changes in exchange rates on cash                  (290)        (159)
                                                          ---------   ---------

Increase (decrease) in cash                                    891      (2,083)
Cash at beginning of period                                    969       2,625
                                                          ---------   ---------
Cash at end of period                                  $     1,860  $      542
                                                          =========   =========


The accompanying notes are an integral part of these statements.

                                     Page-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

Accounting Policies

     The consolidated balance sheet as of June 30, 2000 and the related consolidated statements of operations and of cash flows for the three and nine month periods ended June 30, 2000 and June 30, 1999 have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 1999, included in the Company's Form 10-K dated December 27, 1999.


Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides estimated valuation reserves for inventory based on usage.

                                             June 30,   September 30,
                                               2000          1999
                                           ------------  ------------

Finished goods                               $ 12,030    $  10,392
Work-in-process                                 6,701        5,134
Raw material and supplies                      31,369       23,039
Valuation reserves                             (3,535)      (1,338)
                                           ------------  ------------
                                             $ 46,565    $  37,227
                                           ============  ============

Comprehensive Income

      The components of accumulated other comprehensive loss are as follows:

                                                    June 30,      September 30,
                                                     2000             1999
                                                 -----------       ----------
Foreign currency translation adjustments           $ (1,327)        $ (410)
                                                  ----------       ----------
Accumulated other comprehensive loss               $ (1,327)        $ (410)
                                                  ==========       ==========

     The components of comprehensive income of the Company for the three and nine month periods ended June 30, 2000 and 1999 are as follows:

                                                           Three Months Ended             Nine Months Ended
                                                         June 30,        June 30,      June 30,        June 30,
                                                          2000             1999          2000             1999
Net income (loss)                                       $(8,294)       $  1,756        $(7,750)          $4,711
Other comprehensive income (loss):
    Foreign currency translation adjustments             (1,086)            171           (917)            (109)
                                                        ---------      ---------       --------          -------
Other comprehensive income (loss)                        (1,086)            171           (917)            (109)
                                                        ---------      ---------       --------          -------

Comprehensive income (loss)                             $(9,380)        $ 1,927        $(8,667)          $4,602
                                                        ========        ========       =======           ======

                                     Page-5

Earnings Per Share Information

     The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Financing Arrangements

     The Company has a $70,000 bank revolving line of credit that expires in April 2001 and provides for both short- and long-term borrowing. The interest rate on the line is an adjustable rate which varies between the bank's prime lending rate plus 0% up to 3.0% or, at the Company's election, a LIBOR-based rate plus 0.875% up to 3.75% measured on a sliding scale tied to the Company's debt to annualized EBITDA ratio. Borrowings and commitments under the line of credit were $68,951 at June 30, 2000. At December 31, 1999, March 31, 2000, and June 30, 2000, the Company requested and received from its bank group a waiver for its loan convenant that measures EBITDA to total debt. At March 31, 2000, and June 30, 2000, the Company also requested and received from its bank group a waiver for its loan covenant that measures fixed charge coverage. At June 30, 2000, the Company also requested and received from its bank group a waiver for its covenant that measures debt to total capital. The current temporary waiver is effective through October 1, 2000. As a result of higher borrowings and the waivers, the interest rate on borrowings under the line of credit agreement increased by 1.0% effective January 24, 2000, and increased an additional 0.5% effective May 11, 2000. In addition to increased interest rates, the loan agreement has been amended to modify certain convenants to reflect the Company's higher debt and lower annualized EBITDA due to the Company's loss in the quarter ended March 31, 2000. The loan agreement now includes mandatory principal repayments and line availability reductions beginning in early fiscal 2001 based on an excess cash flow calculation. The Company's current financing agreement with the banks expires April 9, 2001, and all bank group debt is therefore classified as current on the Company's balance sheet as of June 30, 2000. The Company is actively reviewing financing alternatives with its bank group. Should the Company and its banks not be able to reach an agreement on refinancing and extending the due date of the Company's bank debt, the Company will not be able to make the debt repayment terms without obtaining other external financing.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management of the Company believes that adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

Reclassification

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.


                                     Page-6

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended June 30, 2000 and 1999.

                               June 30,          Change           June 30,
(in thousands)             2000         1999   in Dollars    2000         1999
                        --------------------------------------------------------
Net sales............   $ 41,530      $ 42,985  $ (1,455)    100.0%       100.0%
Cost of sales........     42,082        35,477     6,605     101.3         82.6
                         -------------------------------------------------------
Gross profit.........       (552)        7,508    (8,060)     (1.3)        17.4
Selling, general and
 administrative expenses.  5,036         3,754     1,282      12.1          8.7
                           -----------------------------------------------------
Income from operations..  (5,588)        3,754    (9,342)    (13.4)         8.7
Interest expense........  (2,032)         (956)   (1,076)     (4.9)        (2.2)
Other income (expense)..    (307)           70      (377)     ( .8)         0.2
                           -----------------------------------------------------
Income before taxes and
 minority interest......$ (7,927)     $  2,868  $(10,795)    (19.1)%       6.7%
                         =======================================================

Results of Operations

     Net sales for the three months ended June 30, 2000 decreased by $1,455, or 3.4%, to $41,530 compared to the same period one year earlier. The decrease for the three month period was primarily the result of decreased sales to the Company's computer customers and plant capacity imbalances that have prevented the Company from increasing new business at certain of its manufacturing facilities. Net sales for the nine months ended June 30, 2000, decreased by $281 or .2% to $127,583 as compared to the first nine months of fiscal 1999. The flatness in sales was attributable to increased sales to customers in the telecommunications market offset by reduced sales to customers in the computer market. The amount of the Company's sales to its customers in the computer market is directly affected by the timing of the introduction of new products by the customers and the product life cycle of the customers' products.

     Gross profit for the three and nine months ended June 30, 2000, decreased $8,060 or 107.3%, and $10,763 or 48.1% respectively, when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales for the three and nine month periods decreased from 17.4% to (1.3%) and from 17.5% to 9.1%, respectively, when compared to the same periods one year earlier. The decrease in gross profit as a percentage of sales was attributable to increased demand at the Company's higher cost Canadian and United States operations and available capacity at the Company's lower cost Mexican facilities, product mix, and certain non-recurring charges. As a result of the capacity imbalance, the Company incurred costs associated with product transfer, hiring and training new employees, increased overtime and expedited logistics expenses that had a negative impact on gross profit during the three and nine month periods.

     Non-recurring charges totaling $3.6 million pre-tax were recorded in the three months ended June 30, 2000. The charges included $2.3 million for inventory valuation adjustments related to changes in reserve estimates and the completion of recent physical inventories, $0.8 million for certain severance and accrued vacation costs and $0.5 million for other valuation reserve adjustments and professional fees. These non-recurring charges reduced gross profit by $3.2 million and selling, general and administrative expenses by $0.4 million in both the three and nine month periods.

     Selling, general and administrative ("SG & A") expenses for the three months ended June 30, 2000, increased by $1,282, or 34.2%, compared to the three months ended June 30, 1999, despite the lower sales volume. SG&A for the nine months ended June 30, 2000, increased by $1,719 or 15.1%, compared to the same period in 1999. The increase in SG&A is due primarily to increased personnel costs. SG&A for the three and nine month periods ended June 30, 1999, excludes plant shutdown expense of $178 related to the South Carolina manufacturing facility. SG&A as a percentage of sales for the three and nine month periods increased from 8.7% to 12.1% and from 8.9% to 10.2%, respectively, primarily due to lower absorption of fixed SG&A costs.

     Interest  expense  for the  three  and nine  months  ended  June  30,  2000
increased   $1,076  or  112.6%  to  $2,032   and  $2,036  or  69.5%  to  $4,967,
respectively, compared to the same fiscal 1999 periods. The increase is attributable to the borrowings related to increases in working capital and higher interest rates in fiscal 2000.

                                     Page-7

     In the three and nine month periods ended June 30, 2000, income tax expense of $239 and $804 was recorded on losses of $7,927 and $6,705, respectively, to reflect certain foreign and local taxes. Due to the Company's current net operating loss carry-forward position, the Company did not record future tax benefits that would normally be expected to result from current losses. The effective income tax rate was 36.5% for the nine months ended June 30, 1999.

     Net loss for the three and nine month periods ended June 30, 2000 amounted to $8,294 and $7,750, respectively. The losses during the three and nine month periods were due to decreased gross profit and increased SG&A and interest rates as discussed above. This compares to net income of $1,756 for the three month period and net income of $4,711 for the nine month period one year earlier. Loss per share for the current three and nine month periods were ($1.12) and ($1.05), in comparison to earnings per share of $.23 and $.62 for the three and nine month periods one year earlier.

Liquidity and Capital Resources

     Operating activities during the nine months of fiscal 2000 utilized cash in the amount of $12,008, primarily attributable to funding the Company's net loss and increases in accounts receivable and inventories, as compared to cash provided in the amount of $6,249 during the same period one year earlier. Working capital at June 30, 2000, was ($22,719), a decrease of $59,011 from September 30, 1999. The decrease in working capital is primarily due to the short-term classification of the Company's bank group debt. During the first nine months of fiscal 2000, the Company had capital expenditures of $5,899 partially funded by proceeds from the sale/leaseback of a building in Mexico.

     Borrowings and committments under the Company's line of credit at June 30, 2000 were $68,951 at an average interest rate of 10.35%. The increase of $19,483 during the nine months ended June 30, 2000 was used primarily to fund losses and increased working capital levels. The Company had availability of $1,049 remaining under its line of credit at June 30, 2000.

     At June 30, 2000, the Company requested and received from its bank group a temporary waiver for all its loan covenants. The temporary waiver is effective through October 1, 2000. The Company's current financing agreement with the banks expires April 9, 2001, and all bank group debt is therefore classified as current on the Company's balance sheet as of June 30, 2000. The Company is actively reviewing financing alternatives with its bank group. Should the Company and its bank groups not be able to reach an agreement on refinancing and extending the due date of the Company's bank debt, the Company will not be able to make the debt repayment terms without obtaining other external financing.

     Subject to successful refinancing or extension of the Company's bank debt, the Company believes cash flow from operations and funds available from its bank line of credit will be sufficient to satisfy its working capital requirements and capital expenditure needs for at least the next twelve months. The Company is also required to pay by September 14, 2000, contingent cash consideration of up to $4.5 million pursuant to an earnout arrangement included in the Antrum stock purchase agreement. The Company believes funds available from its operations and working capital line of credit will be sufficient to satisfy this obligation. However, depending upon its rate of growth, acquisitions and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs, including the possible need for additional manufacturing capacity.

     The Company has engaged Lehman Brothers, Inc. to review strategic alternatives for financing and partnership. This process has resulted in multiple preliminary expressions of interest by organizations representing several key industry sectors. There are no assurances that such efforts will result in completion of a transaction.

Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information concerning the Company's "Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     This report may contain forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those forward-looking statements are the results of the Lehman Brothers strategic review process referred to above, the refinancing or extension of the Company's bank debt, costs associated with the integration and administration of acquired operations, costs related to the start-up of new business with new or existing customers, the impact of competitive products and pricing, product demand, the presence of competitors with greater financial resources, availability of additional sources of financing and commercialization risks, capacity and supply constraints or difficulties, delays in product transfers, the results of financing efforts and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filings of Forms 10-K and 10-Q.


                                    Page-8

                           PART II - OTHER INFORMATION

Item 1.           N/A
Item 2.           N/A
Item 3.           Default Upon Senior Securities

                         At June 30,  2000,  the Company was in violation of its
                    loan convenants that measure EBITDA to total debt and fixed charge coverage. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" is incorporated herein by reference.

Item 4.           N/A
Item 5.           N/A
Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      Amended and Restated Articles of Incorporation of the Company

                      Amended and Restated Bylaws of the Company

                      Specimen Certificate of Common Stock of the Company

                      Financial Data Schedule

                      Employment Agreement dated May 9, 2000 by and between Jack
                      J. Fitzgibbons and The JPM Company

                      Employment Agreement dated May 31, 2000 by and between Thomas A. Zuzzio and The JPM Company

                  (b) Reports on Form 8-K
                      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY

                                   Registrant



Date:     August 22, 2000       By:/s/ John H. Mathias
          ---------------       ----------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     August 22, 2000       By: /s/ Kevin J. Bratton
          ---------------       ------------------------
                                 Kevin J. Bratton
                                 Chief Financial Officer
                                 (Principal Financial Officer)

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

Exhibit No.                          Exhibit
Description

3.1.*      Amended and Restated Articles of Incorporation of the Company

3.2.*      Amended and Restated Bylaws of the Company

4.1.*      Specimen Certificate of Common Stock of the Company

27         Financial Data Schedule

99.1 Employment Agreement dated May 9, 2000 by and between Jack J. Fitzgibbons and The JPM Company.

99.2 Employment Agreement dated May 31, 2000 by and between Thomas A. Zuzzio and the The JPM Company.




* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.