Form 10-K
period 2000-09-30
JPM CO
filed 2001-01-24
CIK 1007581

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 2000
                              --------------------------------------------------
                                       or

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

                        Common Stock, $.000067 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X NO _

As of January 15, 2001, 7,400,286 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date, as computed by reference to the last trading price of such stock, excluding outstanding shares beneficially owned by directors and executive officers, was approximately $5,779,000.

Portions of the proxy dated January 31, 2001 for the Annual Meeting of Shareholders to be held on March 6, 2001 (the "2001 Proxy Statement"), are incorporated by reference into Part III of this Report, to the extent specific pages are referred to herein.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      General Development of the Business.

The JPM Company (the "Company") was organized September 30, 1968 as a recapitalization of a company originally founded in 1949 by Jay P. Mathias, father of the current Chairman of the Board of Directors and Chief Executive Officer, John H. Mathias and the current Vice Chairman, James P. Mathias. The Company is an independent manufacturer of cable assemblies and wire harnesses for original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") in the telecommunications, networking, computer and business automation sectors of the global electronics industry.

The Company is headquartered in Lewisburg, Pennsylvania and operates facilities in Lewisburg and Beaver Springs, Pennsylvania; San Jose, California;
Leuchtenberg, Germany; Bela, Czech Republic; Guadalajara, Mexico; Toronto and Calgary, Canada; and Sao Paulo, Brazil.

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

In June 1998, the Company purchased all of the outstanding common stock of Antrum Interface 725, Ltd. ("Antrum"), a manufacturer of cable assemblies and wire harnesses with facilities in Toronto and Calgary, Canada for cash consideration of approximately $16,500,000. Additional cash consideration of $4,500,000 was paid in September 2000 pursuant to an earn out arrangement in the stock purchase agreement.

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

To reduce costs, enhance responsiveness to customers and improve manufacturing processes and systems, the Company streamlined its management structure and achieved ISO 9002 certification in its Pennsylvania, and California manufacturing facilities during fiscal 1993 and 1994. In addition, in those years the Company implemented a training program designed to provide technical, quality and problem-solving skills to all employees and to upgrade and to expand the Company's management information systems. All of the Company's subsequent acquisitions have also been ISO 9001 or 9002 certified and implemented training programs as described above.

(d) Manufacturing.

The Company manufactures substantially all of its products on a build-to-order basis and to the forecasts of its customers. The Company operates manufacturing facilities in Lewisburg and Beaver Springs, Pennsylvania; Toronto and Calgary, Canada; San Jose, California; Guadalajara, Mexico; Sao Paulo, Brazil; and Bela, Czech Republic and has manufacturing services arrangements with companies in Taipei, Taiwan; Northern Ireland and in the People's Republic of China. In October 2000, the Company closed its manufacturing facility in Columbus, Ohio. In November 2000, the Company made the decision to cease manufacturing at the San Jose facility and convert that site to a sales, distribution and product development facility. Also in November 2000, the Company entered into a lease agreement to expand its manufacturing space in Toronto from 45,000 sq. ft. to 120,000 sq. ft. The new facility is expected to be operational in January 2001. During 1999, the Company increased its manufacturing capacity with the construction of new production facilities in Bela, Czech Republic (40,000 sq. ft.) and Guadalajara, Mexico (60,000 sq. ft.). Each of the Company's manufacturing facilities is capable of producing most of the Company's products. During 1999, the Company initiated projects to add new production capabilites at its Beaver Springs and Guadalajara manufacturing facilities. In Beaver Springs, the Company installed equipment for the production of single mode fiber optic cable. This project was operational during fiscal 2000. In Guadalajara, the Company implemented the production of high performance copper cable. This project was completed during 2000 and the Company commenced the process of obtaining UL and customer approvals. This program is expected to be operational during the year ended September 30, 2001. The Company maintains rapid prototype capabilities at each of its plants for designing and developing customized products for its customers.

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

The Company is subject to a variety of foreign, federal, state and local laws, rules and regulations relating to, among other things, the health and safety of its work force, and the environmental standards pertaining to air emissions, discharges, handling, storage, and transportation of waste and other materials. The Company believes that it is currently in compliance in all material respects with such laws, rules and regulations.

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

The Company's sales cycle with respect to new customers normally is an extended process pursuant to which the OEM or CM qualifies the Company as a supplier. This process typically involves exchanges of information through written surveys, presentations, site visits, formal audits, sample quotations and first piece builds. At the same time, the Company conducts research regarding the OEM's and CM's organization and seeks to establish contacts at multiple levels within that organization. This cycle can take 18 months or more from the initial contact to the first production order. For existing customers, the Company seeks to expand its sales through multi-level relationships with design engineers and other decision-makers within the OEM's or CM's organization. During 1999 and 2000, the Company increased its engineering staff and expanded its product development efforts to provide solutions to customer requirements and maximize use of the Company's intellectual property. The Company filed its first patent application in October 1999.

The Company's sales and marketing programs are directed by Senior Vice Presidents of Global Business Development who are responsible for the growth of the customer base and acquisition of new customers. They manage sales executives who are responsible for the growth and support of individual customers or industry segments. The sales executives are supported by customer service specialists in the Company's nine manufacturing facilities and application and design engineers who provide product development and design engineering support locally to the Company's customers.

During the fiscal year ended September 30, 2000, sales of the Company's products to Nortel, IBM, Hewlett-Packard and Lucent represented 35%, 13%, 10% and 10%, respectively, of the Company's total sales. During the fiscal year ended September 30, 1999, sales of the Company's products to Nortel, IBM, Hewlett-Packard and Lucent represented 28%, 14%, 11% and 11%, respectively, of the Company's total sales. During the fiscal year ended September 30, 1998, sales of the Company's products to Nortel, IBM, Hewlett-Packard and Diebold represented 21%, 16%, 13% and 11% respectively, of the Company's total sales.

During the last three fiscal years, sales to customers in the telecommunications, networking, computer and business automation sectors of the global electronics industry represented the following percentages of the Company's net sales:

                              2000          1999           1998
                             ------        ------         ------
Telecommunications            49%            43%            35%
Computer                      34%            39%            41%
Networking                     4%             5%             9%
Business Automation           13%            13%            15%
                             ------        ------         ------
                             100%           100%           100%

(f) Competition.

The  Company  operates  in an  international  market  characterized  by  intense competition. While the Company does not believe that any of its competitors provides the breadth of product line and services with the quality and at the prices offered by the Company, competition within particular portions of the
Company's business comes from a broad range of companies. Several of the Company's competitors are much larger and have greater financial, management and marketing resources than the Company. In addition to other independent manufacturers of cable assemblies and wire harnesses, the Company's competitors include contract manufacturers and manufacturers who are primarily connector manufacturers and who compete primarily on the basis of having certain proprietary connector technology. Competition within the industry is primarily based on the combination of price, quality, production capacity, breadth of product line, engineering support capability, local support capability, delivery, packaging, systems support and financial strength.

(g) Backlog.

The Company estimates its backlog at September 30, 2000 and 1999 was approximately $85,469,001 and $68,718,000 respectively. In addition to firm orders, the Company includes in its backlog non-binding, extended purchase orders and contractual arrangements in which final authorization and shipment dates have not yet been specified. Substantially all of the September 30, 2000 backlog is expected to be shipped during the following six months. Because of customers' and the industry's movement to just-in-time and pull systems, the Company's backlog at any particular date is not necessarily representative of the Company's level of business to be expected in the ensuing period.

(h) Employees.

As of September 30, 2000, the Company had approximately 3,692 full-time employees, including approximately 2,876 production operators, 403 in engineering and other manufacturing support functions, 145 in executive, finance and administrative functions, 75 in sales and customer service functions, and 193 in materials management functions. The Lewisburg, Guadalajara, Beaver Springs, Columbus, Toronto, Calgary, San Jose, Bela, Leuchtenberg and Sao Paulo facilities have approximately 591, 1,641, 329, 65, 509, 81, 212, 162, 15 and 85
full-time employees, respectively. At the Guadalajara facility, approximately 108 full-time and 642 temporary production employees are members of Confederacion de Trabajadores Mexicanos (the Confederation of Mexican Workers) and are covered by a collective bargaining agreement that is negotiated annually. None of the Company's other employees are union members or are covered by a collective bargaining agreement. The Columbus facility was closed in October 2000. The Company has never experienced a labor strike or other labor-related work stoppage. Periodically, during times of increased production, the Company employs temporary employees, who may constitute 10-25% of the total employees at a facility. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

                                                        Floor Space                     Mortgage      Lease
Facility Location                       Type              Sq. Ft.    Own/Lease           Amount     Expiration
Airdrie, Canada               Manufacturing                   17,600 Lease         $               Feb. 2003
Beaver Springs, PA            Manufacturing                   75,000 Own                 963,000          -
Bela, The Czech Republic      Manufacturing                   40,000 Own                   -              -
Columbus, Ohio                Manufacturing                   12,000 Lease                 -     Closed Dec. 2000

Guadalajara, Mexico           Manufacturing                   63,000 Lease                 -        Aug. 2008
Guadalajara, Mexico           Manufacturing                   40,000 Lease                 -         May 2003
Guadalajara, Mexico           Manufacturing                   40,000 Lease                 -       April 2001
Guadalajara, Mexico           Manufacturing                   23,000 Lease                 -        Oct. 2002
Guadalajara, Mexico           Manufacturing                   42,000 Lease                 -        Nov. 2003
                                                            --------
  Total Guadalajara                                          208,000

Lewisburg, PA                 Corporate Office                35,000 Own               2,338,000       -
Lewisburg, PA                 Manufacturing                  100,000 Own                 299,000       -
                                                            --------
  Total Lewisburg                                            135,000

Leuchtenberg, Germany         Office & Warehouse               6,000 Lease                 -       Mar. 2004

San Jose, CA                  Office, Warehouse               40,000 Lease                 -       June.2002
San Jose, CA                  Warehouse                        7,200 Lease                 -      Sept. 2002
                                                            --------
   Total San Jose                                             47,200

Sao Paulo, Brazil             Manufacturing                   15,000 Lease                 -       Nov. 2001
Singapore                     Office & Warehouse               4,000 Lease                 -       Nov. 2002
Toronto, Canada               Manufacturing                   45,000 Own                 586,000       -
                                                            --------
                                Total                        604,800

The Company's facilities are ISO 9002 certified with the exception of the Germany and Czech Republic facilities which are ISO 9001 certified and the Columbus, OH facility, which was closed in December 2000. In January 2001, the Company ceased manufacturing operations at its San Jose facility and converted the location to a sales, distribution and product development facility. Although management of the Company believes that its facilities are currently adequate to meet its requirements, the Company may require additional manufacturing capacity depending upon its future rate of growth.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings nor, to the Company's knowledge, is any material legal proceeding threatened.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS COMMON STOCK PRICE RANGE

The Company's Common Stock is listed on The NASDAQ Stock Market's National Market ("NASDAQ") and trades under the symbol "JPMX". The following table presents the high and low closing prices for the Common Stock for the fiscal year ended September 30, 2000 and for the fiscal year ended September 30, 1999, as reported by NASDAQ.

FISCAL YEAR ENDED 2000                           HIGH              LOW
First Quarter                                 $   9.00       $     6.06
Second Quarter                                   12.69             7.88
Third Quarter                                     8.50             4.81
Fourth Quarter                                    6.88             4.09


FISCAL YEAR ENDED 1999

First Quarter                                 $  16.25       $     4.75
Second Quarter                                   15.00            10.88
Third Quarter                                    13.41             9.50
Fourth Quarter                                   13.81             6.50

On December 11, 2000 there were approximately 251 holders of record of the Company's Common Stock and approximately 2,707 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data of the Company for each fiscal year of the five year period ended September 30, 2000, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere herein.

 Operating Statement Data:
(IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

                                                                            FISCAL YEAR ENDED SEPTEMBER 30
                                                            2000        1999        1998      1997       1996
Net sales                                                  $173,685     $166,314   $128,351  $112,787    $85,516
Gross profit                                                 12,696       27,802     21,138    23,537     14,706
Income (loss) from operations                                (9,366)      12,881      5,977    12,853      6,900
Net income (loss)                                           (18,821)       5,296      2,570     7,329      3,083
Net income (loss) as a % of sales                           (10.84%)        3.18%      2.00%     6.50%      3.60%
Net income (loss) applicable to common stock               ($18,821)      $5,296     $2,570    $7,329     $2,943
Basic net income (loss) per common share                     ($2.55)       $0.72      $0.37     $1.07      $0.51
Diluted net income (loss) per common share                   ($2.55)       $0.70      $0.35     $0.97      $0.48
Weighted average common shares outstanding (Diluted)          7,376        7,588      7,423     7,538      5,683


Balance Sheet Data:
                                                                                     SEPTEMBER 30,
                                                                2000         1999       1998       1997       1996

Working capital                                               $ 36,642      $36,292    $35,392    $12,612    $10,206
Total assets                                                   131,964      124,560     89,021     54,130     39,862
Short-term debt                                                  3,931        2,744        834      9,699      2,169
Long-term debt                                                  73,602       53,100     42,193      2,805      3,264
Shareholders' equity                                            18,722       38,873     30,762     28,231     19,927

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

The following table presents, in thousands of dollars and as a percentage of net sales, certain selected consolidated financial data for each of the three fiscal years completed September 30, 2000, 1999 and 1998:

                                                                                              FISCAL YEAR ENDED
(in thousands of dollars)                                       2000         1999       1998        2000       1999       1998
Net sales                                                     $173,685     $166,314   $128,351     100.0%     100.0%     100.0%
Cost of sales                                                  160,989      138,512    107,213       92.7       83.3       83.5
                                                         -----------------------------------------------------------------------
Gross profit                                                    12,696       27,802     21,138        7.3       16.7       16.5
Selling, general and administrative expenses                    19,532       14,743     13,349       11.2        8.9       10.4
Write down of impaired assets                                    2,530            0          0        1.5        0.0        0.0
Costs related to cancelled secondary                                 0            0        400        0.0        0.0        0.3
Costs related to the shut down of SC                                 0          178      1,412        0.0        0.1        1.1
                                                         -----------------------------------------------------------------------
                                                                22,062       14,921     15,161       12.7        9.0       11.8
Income (loss) from operations                                   (9,366)      12,881      5,977       (5.4)       7.7        4.6
Interest expense                                                (6,983)      (3,912)    (1,753)      (4.0)      (2.4)      (1.4)
Other income (expense)                                            (397)           9         72       (0.2)       0.0        0.1
                                                         -----------------------------------------------------------------------
Income (loss) before taxes and minority interest              ($16,746)      $8,978     $4,296       (9.6%)     5.3%       3.3%
                                                         =======================================================================

COMPARISON OF FISCAL YEAR 2000 WITH FISCAL YEAR 1999
(Amounts in thousands)

Net sales for fiscal 2000 increased by $7,371, or 4.4%, as compared to fiscal 1999. The increase was attributable to increased sales to customers in the telecommunications market partially offset by reduced sales to customers in the computer market. The amount of the Company's sales to its customers in the computer market is directly affected by the timing of the introduction of new products by the customers and the product life cycle of the customers' products.

Gross profit decreased by $15,106, or 54.3% in fiscal 2000 as compared to fiscal 1999. Gross profit was 7.3% and 16.7% of net sales in 2000 and 1999, respectively.

The decrease in gross profit as a percentage of sales was attributable to a number of factors including: (a) the commencement of operations at new plants in Mexico and the Czech Republic; (b) management transitions at several significant plants during fiscal 2000; (c) implementation of enterprise resource planning systems in Mexico and San Jose, and (d) a change in significant customer programs from a build-to-order to build-to-forecast supply replenishment model. These factors resulted in operational inefficiencies contributing to lower gross margins. The combination of new computer systems, new operational management and a rapidly changing supply chain process caused inventory and accounts receivable levels to increase during the year. The Company recorded expenses of $3,573 in 2000 associated with increased inventory valuation reserves. Increased sales to contract manufacturers rather than original equipment manufacturers resulted in pricing pressures further reducing the gross margins.

In addition, the market and customer demand shift resulted in increased demand at the Company's higher cost Canadian and United States operations and available capacity at the Company's lower cost Mexican facilities. As a result of the capacity imbalance, the Company incurred costs associated with product transfer, hiring and training new employees, increased overtime and expedited logistics expenses that had a negative impact on gross profit during 2000.

Selling, general and administrative ("SG&A") expenses for fiscal 2000 increased $4,789, or 32.5%, as compared to fiscal 1999. The increase in dollars in fiscal 2000 was primarily attributable to increased accounts receivable reserves of $1,268, and increased professional fees and personnel costs.

Fiscal 2000 included a charge of $2,530 for the write-down of the Company's investment in the PeopleSoft Global Manufacturing System implementation costs as a result of the decision to cease manufacturing at its San Jose facility. Fiscal 1999 included a charge of $178 for additional plant shutdown expense related to the South Carolina manufacturing facility.

Interest expense for fiscal 2000 increased $3,071, or 78.5%, as compared to fiscal 1999. The increase is primarily attributable to the borrowings related to funding the operating losses and increases in working capital during the year, combined with higher interest rates in fiscal 2000.

The Company had an income tax provision of $1,342 despite a loss before income taxes of $16, 746 due to tax provisions required on certain profitable foreign operations and the provision of a valuation allowance against certain deferred tax assets.

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

Gross profit increased by $6,664, or 31.5%, in fiscal 1999 as compared to fiscal 1998. Gross profit was 16.7% and 16.5% of net sales in 1999 and 1998, respectively.

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

SG&A expenses for fiscal 1999 include a charge of $178 for additional plant shutdown expense related to the South Carolina manufacturing facility. The plant shutdown expense for fiscal 1998 was $1,412. SG&A expenses in fiscal 1998 also include $400 in expenses related to the Company's cancelled secondary offering of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities during 2000, primarily to fund losses, was $13,593. Net cash provided by operating activities in 1999 was $6,259. Working capital at September 30, 2000 was $36,642, as compared to $36,292 at September 30, 1999. During 2000 and 1999, the Company expended $6,391 and $10,610, respectively, for capital expenditures mostly for new facilities and machinery and equipment in Mexico and the Czech Republic.

Effective September 16, 2000, the Company amended its bank revolving line of credit to increase the facility by $5,000 to a total of $75,000. This amendment also waived any loan defaults existing at the time and accelerated the due date of all outstanding funds to December 31, 2000. Borrowings are collateralized by substantially all of the Company's assets. The interest rate on the line is the bank's prime lending rate, 9.5% at September 30, 2000, plus 3.0% or a LIBOR based rate, approximately 6.62% at September 30, 2000, plus 3.75%. The commitment fee on the unused portion of the line is 0.5%. At September 30, 2000, the Company had $4,540 available under the bank agreement and was in compliance with all provisions of its loan agreement. The weighted average interest rate at September 30, 2000, on outstanding borrowings under the line of credit was 10.66%.

On December 22, 2000 and January 23, 2001, the Company further amended its loan agreement. These amendments extend the due date of all outstanding funds to December 31, 2001, and include an interest rate at the banks' prime lending rate plus 1.0% or, at the Company's election, a LIBOR based rate plus 3.0%. The commitment fee on the unused portion of the line is 0.5%. The amendment requires mandatory principal payments of $50 per month for January through March 2001 and $150 per month for April through December 2001. In addition, there are certain other principal payments required should the Company sell certain assets or collect certain accounts receivable. The amendment includes a number of reporting requirements and financial covenants commencing January 2001, based on monthly net income or net loss projections and three-month rolling earnings before interest, taxes, depreciation and amortization ("EBITDA") projections. Because the financial convenants are based on monthly computations with look-back and look-forward provisions, the Company believes there is doubt that it will be able to remain in compliance with the debt covenants through October 1, 2001, and as a result, substantially all of the Company's debt would be callable. If the Company does not remain in compliance with the debt covenants, it would expect to negotiate with its bank group to amend the loan agreement. At December 31, 2000, the Company had $1,878 available under the bank agreement.

Debt issuance costs to be paid in fiscal 2001, relating to the December 22, 2000 and other earlier fiscal 2000 amendments total $1,800 and are payable as follows: $100 increments on December 22, 2000 and June 30, and September 30, 2001; $250 on September 30, 2001; and $1,250 on December 31, 2001. The $100
increments due on June 30, and September 30, 2001 are to be waived if the bank line of credit is paid in full prior to those dates.

The Company expects to refinance its bank line of credit by December 31, 2001. Should the Company not successfully refinance its bank line of credit by December 31, 2001, the Company would not be able to make the debt payment terms and would expect to negotiate with its bank group to amend and extend the loan agreement.

The Company believes its cash flow from operations and funds available from its line of credit will be sufficient to satisfy working capital requirements and capital expenditure needs through at least October 1, 2001. The Company expects capital expenditures to be approximately $3,600 for the fiscal year ended September 30, 2001.

The Company remains highly leveraged and as a result, access to additional funding sources is limited. If the Company's operating results deterioriate, or product sales and margins do not improve, or the Company is not in compliance with its covenants, or the Company is not successful in refinancing its bank line of credit, the Company could be in default under its loan agreement and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

In July 2000, the company engaged Lehman Brothers, Inc., an investment banking firm, to review strategic alternatives for financing and partnership. This process has resulted in expressions of interest but there are no assurances that such efforts will result in a financing or sales transaction.

RISK FACTORS

The  industry  segment  in which the  Company  competes  is  subject  to intense
competitive  pressures.   The  following  sets  forth  some  of  the  risks  and
uncertainties which the Company faces.

Highly Leveraged and Debt Compliance

The Company expects to refinance its bank line of credit by December 31, 2001. However, the Company is highly leveraged and as a result, access to additional funding sources is limited. Also, the loan agreement as amended contains financial covenants based on monthly computations with look-back and look-forward provisions. The Company believes there is doubt that it will remain in compliance with the debt covenants through October 1, 2001. See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

Concentration of Revenues from Major Customers

The Company's top four customers account for 68% of the Company's 2000 consolidated revenues. Loss or disruption of business with any one of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

New ERP Computer Software System

On January 7, 1999,  the Company  announced the selection of PeopleSoft  version
7.5 Global Manufacturing System(the "ERP system") which was intended to facilitate the integration of its worldwide manufacturing facilities as well as remote sales, engineering, and distribution locations. The ERP system includes Manufacturing, Distribution, Financial, and Human Resource Management modules, including Performance Measurement functionality.

Through September 30, 2000, the Company has incurred and capitalized costs of approximately $5,700 in connection with the implementation of the ERP system. During the fourth quarter of fiscal 2000, the Company recorded a $2,530 write-down of its investment in ERP implementation due to the decision to cease manufacturing at its San Jose facility. The Company has no current plans for further implementation of the ERP manufacturing module.

Market Risk Discussion

The Company's financial results are affected by foreign currency exchange rate fluctuations. The Company operates manufacturing facilities in four foreign countries and has a number of non-owned foreign manufacturing relationships. The Company's sales and raw material purchases are generally denominated in U.S. dollars, or are related to the U.S. dollar through formula pricing. Since certain foreign manufacturing costs, principally labor, are in foreign currencies, a strengthening U.S. dollar causes the Company's foreign currency denominated costs to decrease while a weakening U.S. dollar has an unfavorable effect on costs denominated in foreign currencies.

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

The Company is exposed to changes in interest rates primarily due to its borrowing and investing activities which include primarily short and long-term debt used to maintain liquidity and fund its business operations. The Company has two interest rate swap agreements with commercial banks to effectively fix its interest rates, under certain conditions, on LIBOR based borrowings to the fixed swap rates plus 3.75% at September 30, 2000, or 3.0% after giving effect to the December 22, 2000 loan agreement amendment. The first swap agreement, dated August 18, 1999 is for a notional $7,500, has a fixed swap rate of 5.65% and expires August, 20, 2004. The swap is applicable when LIBOR based rates are less than 6.75%. The second swap agreement, dated April 4, 2000, is for a notional $20,000, has a fixed swap rate of 6.55% and expires April 6, 2005, unless terminated by the counterparty on April 8, 2002. At September 30, 2000 the swaps require the counterparty to make payments to the Company and the approximate termination value of the swaps is a benefit to the Company of $63.

Recent Accounting Pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company has adopted SFAS 133 effective October 1, 2000. There are no transactions that qualify for or will receive hedge accounting. Accordingly, the Company expects to record a non-cash charge to income of approximately $800 in the first quarter of fiscal 2001 related to the change in fair value of its interest rate swap agreements. In addition, if further reductions in interest rates occur in fiscal 2001, the Company expects to record additional non-cash losses on the swaps.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company expects that the adoption of SAB 101 will not have a material impact on its financial position or results of operations.

In March 2000, FASB issused FASB Interpretation (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation", which clarifies the application of Accounting Principles Board Opinion 25 for certain issues. The interpretation was generally effective July 1, 2000, except for certain provisions which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

In October 2000, the Emerging Issues Task Force (EITF) of FASB issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", and EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Compensation of Executive Officers and Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Beneficial Ownership of Capital Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The response to this item is contained in the Company's 2001 Proxy Statement under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

                  -Report of Independent Accountants

                  -Consolidated Balance Sheet as of September 30, 2000 and 1999.

                  -Consolidated Statement of Operations for the years ended
                    September 30, 2000, 1999 and 1998.

                  -Consolidated Statement of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998.

                  -Consolidated Statement of Cash Flows for the years ended
                    September 30, 2000, 1999 and 1998.

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

(b)      Reports on Form 8-K:

               On September 21, 2000, the Company announced the Company had secured an additional $5 million in credit availability under its bank revolving credit facility. The Company had been operating under a temporary waiver of loan convenants. With the new funds, the banks extended the waiver until December 31, 2000, which is also the termination of the revised credit facility.

                                   SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        THE JPM COMPANY
                                                         (Registrant)

BY: /s/ Kevin J. Bratton                       BY: /s/ John H. Mathias
    -----------------------------                  --------------------------
    Kevin J. Bratton                               John H. Mathias
    Chief Financial Officer                        Chairman of the Board and
    (Principal Financial Officer)                  Chief Executive Officer
                                                   (Principal Executive Officer)


Date    January  24, 2001                           January  24, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               Signature              Title                                        Date
               ---------              -----                                        ----
/s/ John H. Mathias                   Chairman, Chief Executive Officer         January 24, 2001
-------------------------------       and Director (Principal Executive
John H. Mathias                       Officer)


/s/ John J. Fitzgibbons               President, Chief Operating Officer        January 24, 2001
-------------------------------
John J. Fitzgibbons


/s/ James P. Mathias                  Vice Chairman                             January 24, 2001
-------------------------------
James P. Mathias


/s/ Kevin J. Bratton                  Chief Financial Officer                   January 24, 2001
-------------------------------       (Principal Financial and
Kevin J. Bratton                      Accounting Officer)


/s/ Wayne A. Bromfield                Executive Vice President, General
-------------------------------       Counsel, Secretary and Director           January 24, 2001
Wayne A. Bromfield


/s/ Janet B. Mathias                  Director                                  January 24, 2001
-------------------------------
Janet B. Mathias


 /s/ Clifford M. Melberger            Director                                  January 24, 2001
-------------------------------
Clifford M. Melberger


/s/ Bruce M. Eckert                   Director                                  January 24, 2001
-------------------------------
Bruce M. Eckert


/s/ William Rulon-Miller              Director                                  January 24, 2001
-------------------------------
William Rulon-Miller

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The JPM Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 15 present fairly, in all material respects, the financial position of The JPM Company and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 16 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company modified its debt agreement on December 22, 2000 and January 23, 2001. The Company has concluded it may not be able to remain in compliance through October 1, 2001, with certain of the covenants included in the modified debt agreement, and as a result, substantially all of the Company's debt would be callable. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP

Philadelphia, PA
January 24, 2001


                                 THE JPM COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share amounts)

                                                                                                         SEPTEMBER 30,
                                                                                                     2000           1999
ASSETS
Current assets:
   Cash and cash equivalents                                                                        $  1,838       $    969
   Accounts receivable (net of allowance of $1,448 and $358)                                          25,373         21,755
   Inventories, net                                                                                   37,052         37,227
   Other current assets                                                                                7,972          5,802
                                                                                              ------------------------------
      Total current assets                                                                            72,235         65,753
Property, plant and equipment, net                                                                    27,442         31,164
Excess of cost over fair value of net assets acquired and other tangible assets, net                  27,794         24,773
Other assets                                                                                           4,493          2,870
                                                                                              ------------------------------
                                                                                                    $131,964       $124,560
                                                                                              ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                             $  1,931       $    744
   Notes payable                                                                                       2,000          2,000
   Accounts payable                                                                                   20,262         18,375
   Accrued expenses                                                                                    7,938          4,753
   Deferred income taxes                                                                               3,462          3,589
                                                                                              ------------------------------
      Total current liabilities                                                                       35,593         29,461
Long-term debt                                                                                        73,602         53,100
Deferred compensation liability                                                                        1,687          1,405
Deferred income taxes                                                                                  1,229          1,023
Minority interest                                                                                      1,131            698
                                                                                              ------------------------------
                                                                                                     113,242         85,687
                                                                                              ------------------------------

Commitments and contingencies                                                                              0              0
Shareholders' equity:
   Preferred Stock, no par value, 10,000 shares authorized, Class A, $31.43 stated
      value, no shares issued and outstanding                                                              0              0
   Common Stock, $.000067 par value, 40,000 shares authorized, 7,400 shares
      issued in 2000 and 7,364 shares issued in 1999                                                       0              0
   Additional paid-in capital                                                                         20,443         20,373
   Retained earnings                                                                                      89         18,910
   Accumulated other comprehensive loss                                                               (1,810)          (410)
                                                                                              ------------------------------
      Total shareholders' equity                                                                      18,722         38,873
                                                                                              ------------------------------
                                                                                                    $131,964       $124,560
                                                                                              ==============================

The accompanying notes are an integral part of these financial statements.




                                 THE JPM COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                                                                  YEAR ENDED
                                                                                 SEPTEMBER 30,
                                                                          2000          1999         1998

Net sales                                                               $173,685      $166,314     $128,351
Cost of sales                                                            160,989       138,512      107,213
                                                                   -----------------------------------------
                                                                          12,696        27,802       21,138
Selling, general and administrative expenses                              19,532        14,743       13,349
Write-down of impaired assets                                              2,530             0            0
Secondary offering costs                                                       0             0          400
Plant shutdown costs                                                           0           178        1,412
                                                                   -----------------------------------------
Operating profit (loss)                                                   (9,366)       12,881        5,977
Other income (expense)
   Interest expense                                                       (6,983)       (3,912)      (1,753)
   Other, net                                                               (397)            9           72
                                                                   -----------------------------------------
                                                                          (7,380)       (3,903)      (1,681)
                                                                   -----------------------------------------
Income (loss) before income taxes and minority interest                  (16,746)        8,978        4,296
Provision for income taxes                                                 1,342         3,245        1,726
                                                                   -----------------------------------------
Income (loss) before minority interest                                   (18,088)        5,733        2,570
Minority interest                                                            733           437            0
                                                                   -----------------------------------------
Net income (loss)                                                       $(18,821)     $  5,296     $  2,570
                                                                   =========================================
Basic earnings (loss) per common share                                  $  (2.55)     $   0.72     $   0.37
                                                                   =========================================
Diluted earnings (loss) per common share                                $  (2.55)     $   0.70     $   0.35
                                                                   =========================================
Weighted average number of shares of
   Common Stock outstanding (basic)                                        7,376         7,314        7,022
Weighted average number of shares of
   Common Stock outstanding (diluted)                                      7,376         7,588        7,423


The accompanying notes are an integral part of these financial statements.


                                          THE JPM COMPANY
                                    CONSOLIDATED STATEMENTS OF
                                       SHAREHOLDERS' EQUITY

                                                                                       Accumulated
                                        Common Stock          Additional                  Other           Total
                                      Number of       Par      Paid-in     Retained   Comprehensive   Shareholders'
                                         Shares      Value     Capital     Earnings        Loss           Equity

Balance at September 30, 1997         6,970,245        $0     $ 17,187   $ 11,044        $     0        $28,231
Issuance of common stock                 89,553         0          326          0              0            326
Other comprehensive loss                      0         0            0          0           (365)          (365)
Net income                                    0         0            0      2,570              0           2,570
                                   -------------------------------------------------------------------------------
Balance at September 30, 1998         7,059,798         0       17,513     13,614           (365)        30,762
Issuance of common stock                304,522         0        2,860          0              0          2,860
Other comprehensive loss                      0         0            0          0            (45)           (45)
Net income                                    0         0            0      5,296              0          5,296
                                   -------------------------------------------------------------------------------
Balance at September 30, 1999         7,364,320         0       20,373     18,910           (410)        38,873
Issuance of common stock                 35,966         0           70          0              0             70
Other comprehensive loss                      0         0            0          0         (1,400)        (1,400)
Net (loss)                                    0         0            0    (18,821)             0        (18,821)
                                   -------------------------------------------------------------------------------
Balance at September 30, 2000         7,400,286        $0     $ 20,443       $ 89        $(1,810)       $18,722
                                   ===============================================================================

The accompanying notes are an integral part of these financial statements.





                                THE JPM COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                                                                              YEAR ENDED SEPTEMBER 30,
                                                                                              2000        1999         1998
Cash flows from operating activities:
   Net income (loss)                                                                       $(18,821)  $  5,296     $  2,570
   Adjustments to reconcile net income to net cash provided by (used in) operating income
      Provisions for losses on inventories and accounts receivable                            4,841        142          119
      Depreciation and amortization                                                           4,703      3,948        2,727
      Write-down of impaired asset                                                            2,530          0            0
      Foreign currency translation (gain) loss                                                 (281)       (17)         (52)
      Loss (gain) on sale of property, plant and equipment                                        0        (18)           0
      Deferred taxes                                                                           (776)     1,869           33
      Minority interest                                                                         733        437            0
      Deferred compensation expense                                                             282        444          340
      Secondary offering costs                                                                    0          0          400
      Plant shutdown cost ($1,412 less cash payments of $742)                                     0          0          670
      Change in assets and liabilites, net of effects from businesses acquired:
          (Increase) decrease in accounts receivable                                         (5,579)    (1,514)      (5,098)
          (Increase) decrease in inventories                                                 (4,018)   (12,544)      (2,175)
          (Increase) decrease in other assets                                                (2,976)    (1,940)      (2,887)
          Increase (decrease) in accounts payable                                             2,549     10,694         (178)
          Increase (decrease) in accrued expense                                              3,220       (538)          (8)
          Increase (decrease) in income taxes payable                                             0          0         (375)
                                                                                          ----------------------------------
      Net cash provided by (used in) operating activities                                   (13,593)     6,259       (3,914)
                                                                                          ----------------------------------

Cash flows from investing activities:
   Payments for assets and businesses acquired, net of cash acquired of $465 in 1999,
     and $1,233 in 1998                                                                      (4,500)    (5,914)     (15,415)
   Capital expenditures                                                                      (6,391)   (10,610)      (7,928)
   Proceeds from sale of property, plant and equipment                                        3,706         28            0
   Deferred compensation plan contributions                                                    (282)      (444)        (403)
                                                                                          ----------------------------------
      Net cash (used in) financing activities                                                (7,467)   (16,940)     (23,746)
                                                                                          ----------------------------------

Cash flows from financing activities:
   Net borrowings under credit facilities                                                    22,295      9,878       29,608
   Proceeds from issuance of long-term debt                                                       0          0        2,600
   Principal payments on long-term debt                                                        (800)      (678)      (2,697)
   Common stock issuance                                                                         70        246          231
   Subsidiary equity transaction                                                               (300)       344            0
                                                                                          ----------------------------------
      Net cash provided by financing activities                                              21,265      9,790       29,742
                                                                                          ----------------------------------

Effect of changes in exchange rates on cash                                                     664       (765)           0
                                                                                          ----------------------------------
Increase (decrease) in cash and cash equivalent                                                 869     (1,656)       2,082
Cash and cash equivalents at beginning of period                                                969      2,625          543
                                                                                          ----------------------------------
Cash and cash equivalents at end of period                                                 $  1,838   $    969     $  2,625
                                                                                          ==================================

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

Inventories

Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of the previous 12 months of usage or sale, as well as inventory in excess of forecasted future demand.

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

Foreign currency translation

The Company has determined that the U.S. dollar is the functional currency of its Mexican operations. Foreign currency inventories and property, plant and equipment are remeasured into U.S. dollars at historical rates; all other foreign currency assets and liabilities are remeasured at year-end exchange rates. Income and expenses are remeasured at average rates prevailing during the year, except for expenses related to inventories and property, plant and equipment, which are remeasured at historical rates. Exchange gains and losses resulting from remeasurement are included in earnings and amounted to gains of $281, $17, and $52 for fiscal 2000, 1999 and 1998, respectively.

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

Stock based compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation" ("SFAS 123") defines a fair value based method of accounting for employee stock options or other similar equity instruments. Companies must either adopt the fair value method or disclose the pro forma income statement effects in their financial statements. The Company has elected to disclose the pro forma income statement effects of SFAS 123; therefore, SFAS 123 does not affect the Company's financial position or results of operations.

Recent accounting pronouncements

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company has adopted SFAS 133 effective October 1, 2000. There are no transactions that qualify for or will receive hedge accounting. Accordingly, the Company expects to record a non-cash charge to income of approximately $800 in the first quarter of fiscal 2001 related to the change in fair value of its interest rate swap agreements. In addition, if further reductions in interest rates occur in fiscal 2001, the Company expects to record additional non-cash losses on the swaps.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company expects that the adoption of SAB 101 will not have a material effect on its financial position or results of operations.

In March 2000, FASB issused FASB Interpretation (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation", which clarifies the application of Accounting Principles Board Opinion 25 for certain issues. The interpretation was generally effective July 1, 2000, except for certain provisions which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

In October 2000, the Emerging Issues Task Force (EITF) of FASB issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", and EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14.

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

In June 1998, the Company acquired all of the stock of Antrum Interface 725, Ltd. ("Antrum"), manufacturers and assemblers of cable and wire harnesses, for cash consideration of approximately $16,500. The stock purchase agreement also provided for contingent cash consideration of up to $4,500 based on achievement of operating profit targets, as defined, for the period from June 1, 1997 through November 30, 2000. The contingent cash consideration of $4,500 was paid in September 2000 and has been treated as additional purchase price. The transaction has been accounted for as a purchase in accordance with APB 16.

The results of operations on an unaudited pro forma basis as if Datalink and Antrum had been acquired on October 1, 1997 are as follows:

                                                Year Ended September 30,
                                                ------------------------
                                                  1999           1998
                                                ------------------------
Net sales                                       $166,917      $149,582
Operating income                                  13,203        14,871
Net income                                         5,417         3,200
Net income per basic common share               $   0.72      $   0.44
Net income per diluted common share             $   0.69      $   0.42


Information with respect to these acquisitions is presented below:

                                                     2000       1999     1998
                                                     ----       ----     ----
Cash paid (net of cash acquired) ..............   $ 4,500    $ 5,535   $ 15,267
Issuance of common stock and notes payable.....        -       4,500         -
Transaction and other costs ...................        -         379        148
                                                  -------    -------   --------
                                                    4,500     10,414     15,415
Fair value of tangible assets acquired ........        -         275     (4,262)
                                                  -------    -------   --------
Excess of cost over fair value of net assets
  acquired and other intangible assets ........   $ 4,500    $10,689   $ 11,153
                                                  =======    =======   =======

Excess of cost over fair value of net assets acquired and other intangible assets comprise the following:

                                                                SEPTEMBER 30,
                                                                -------------
                                                               2000       1999
                                                             -------    -------
Excess of cost over fair value of net assets acquired ....  $ 31,572    $27,072
Other ....................................................       250        250
                                                             -------    -------
                                                              31,822     27,322
Accumulated amortization .................................    (4,028)    (2,549)
                                                             -------    -------
                                                            $ 27,794    $24,773
                                                             =======    =======

Amortization expense was $1,479, $1,361 and $515 for fiscal 2000, 1999 and 1998, respectively.

3. WRITE-DOWN OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairement of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.

During the year ended September 30, 2000, the Company recorded a $2,530 write-down of its investment in ERP implementation due to the decision to cease manufacturing at its San Jose facility and suspend implementation of the ERP manufacturing model at the Company's other facilities.

4. CLOSING OF SOUTH CAROLINA MANUFACTURING FACILITY

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

5. MAJOR CUSTOMERS AND SUPPLIERS

Net sales to Nortel, IBM, Hewlett-Packard and Lucent amounted to 35%, 13%, 10% and 10% of total sales, respectively, for fiscal 2000. Net sales to Nortel, IBM, Hewlett-Packard and Lucent amounted to 28%, 14%, 11% and 11% of total sales, respectively, for fiscal 1999. Net sales to Nortel, IBM, Hewlett-Packard and Diebold amounted to 21%, 16%, 13% and 11% of total sales, respectively, for fiscal 1998. Aggregate net sales to major customers, each of which exceeded 10% of total net sales were 68%, 64%, and 61%, of total net sales in 2000, 1999 and 1998, respectively. At September 30, 2000 and 1999, aggregate accounts receivable from these customers represented 71% and 63% of total accounts receivable, respectively. To reduce its credit risk, the Company reviews its customers' financial position before extending credit and periodically thereafter.

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

6. INVENTORIES
                                                          SEPTEMBER 30,
                                                          -------------
                                                         2000        1999
                                                      --------    ---------
Finished goods .............................         $ 10,604    $ 10,392
Work-in-process ............................            4,323       5,134
Raw materials and supplies .................           26,718      23,039
Valuation reserve ..........................           (4,593)     (1,338)
                                                     --------    --------
                                                     $ 37,052    $ 37,227
                                                     ========    ========

7. PROPERTY, PLANT AND EQUIPMENT, NET
                                               SEPTEMBER 30,
                                           -------------------         ESTIMATED
                                            2000          1999      USEFUL LIVES
                                           ------        ------     ------------
Land ...............................     $    343      $    400
Buildings and improvements .........       12,500        13,511      10-25 years
Machinery and equipment ............       15,733        13,867       5-10 years
Furniture and fixtures .............       10,384         7,953       5-10 years
Vehicles ...........................          394           451       3- 5 years
Construction in progress ...........        2,606         6,371
                                         --------      --------
                                           41,960        42,553
Less: Accumulated depreciation .....      (14,518)      (11,389)
                                        ---------      --------
                                         $ 27,442      $ 31,164
                                         ========      ========

Depreciation expense was $3,224, $2,587 and $2,212 for fiscal 2000, 1999, and 1998, respectively.

The Company leases certain equipment under capital leases. Property, plant and equipment includes $2,119 and $1,898 of capital leases at September 30, 2000 and 1999. Accumulated depreciation includes $375 and $152 at September 30, 2000 and 1999 respectively, related to these capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of net minimum lease payments:

Year ending September 30:
                                        2001   $  514
                                        2002      453
                                        2003      364
                                        2004      182
                                                ------
   Total net minimum lease payments             1,513
   Less amount representing interest             (129)
                                                ------
   Present value of net minimum lease payments $1,384
                                                ======

The Company also leases certain office and manufacturing facilities, office equipment and vehicles under operating leases. Rent expense under operating
leases  was  $2,063,   $1,054  and  $1,116  for  fiscal  2000,   1999  and  1998
respectively. Future minimum lease payments under operating leases are:

                                        2001   $2,203
                                        2002    1,863
                                        2003    1,264
                                        2004      979
                                        2005      939
                                  Thereafter    1,521
                                                -----
   Total minimum payments required             $8,769
                                                =====

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          2000        1999
                                                         ------      ------
Salaries and benefits ........................           $ 3,532     $3,523
Other ........................................             4,406      1,230
                                                         -------     ------
Total accrued expenses .......................           $ 7,938     $4,753
                                                         =======     ======

Included in accounts payable at September 30, 2000 and 1999 are book overdrafts totaling $2,544 and $2,906 respectively.

9. FINANCING ARRANGEMENTS

                                                                                           SEPTEMBER 30,
                                                                                        -------------------
                                                                                          2000        1999
                                                                                        -------      ------
Mortgage payable to Pennsylvania Industrial Development Authority; at a fixed rate of 5.75%; payable in monthly installments of $4 through May 2014; secured by land, buildings and improvements in Beaver Springs, PA with a net book value of $1,720 at
 September 30, 2000...................................................................$    452      $  472

Mortgage payable to bank; bank prime rate (9.50% at September 30, 2000 and an average of 8.83% for fiscal 2000) installments of $19 through January 2002;
 secured by land, buildings and improvements in Lewisburg, PA with a net book
 value of $528 at September 30, 2000 .................................................     299         479

Mortgage payable to bank; at a fixed rate of 7.75%; payable in monthly installments of
 $6 through December 2011; secured by land, buildings and improvements in Beaver Springs,
 PA with a net book value of $1,720 at September 30, 2000.............................     511         537

Mortgage payable to bank; at a fixed rate of 7.25%; payable in monthly installments of
 $24 through January 2013; secured by land, building and improvements in Lewisburg, PA
 with a net book value of $3,533 at September 30, 2000................................   2,338       2,437

Mortgage payable to bank; bank prime rate plus .75% (7.50% at September 30, 2000 and an average rate of 6.95% for fiscal 2000); payable in monthly installments of $4 through
 December 2002; secured by land and building in Pickering, Ontario, Canada with a
 net book value of $1,236 at September 30, 2000.......................................     587         648

Debt under a line of credit facility; $71,002 at a weighted average LIBOR-based rate of 10.66% at September 30, 2000 less short-term invested funds of $1,040 at
 September 30, 2000..................................................................   69,962      47,668

Capital lease obligations, payable through June 2003..................................   1,384       1,603
                                                                                       -------     -------
                                                                                        75,533      53,844
Less: Current maturities ............................................................. ( 1,931)       (744)
                                                                                       -------     -------
                                                                                      $ 73,602     $53,100
                                                                                      ========     =======

Maturities of long-term debt, subsequent to September 30, 2000 are as follows:

Year ending
September 30,
2001 ............................ $   1,931
2002 ............................    69,643
2003 ............................     1,031
2004 ............................       389
2005 ............................       227
Thereafter ......................     2,312
                                     ------
                                  $  75,533
                                     ======

Interest paid in fiscal 2000, 1999 and 1998 on short-term borrowings and long-term debt totaled $5,965, $4,003, and $1,440 respectively.

Effective September 16, 2000, the Company amended its bank revolving line of credit to increase the facility by $5,000 to a total of $75,000. This amendment also waived any loan defaults existing at the time and accelerated the due date of all outstanding funds to December 31, 2000. Borrowings are collateralized by substantially all of the Company's assets. The interest rate on the line is the bank's prime lending rate, 9.5% at September 30, 2000, plus 3.0% or a LIBOR based rate, approximately 6.62% at September 30, 2000, plus 3.75%. The commitment fee on the unused portion of the line is 0.5%. At September 30, 2000, the Company had $4,540 available under the bank agreement and was in compliance with all provisions of its loan agreement. The weighted average interest rate at September 30, 2000 on outstanding borrowings under the line of credit was $10.66%.

On December 22, 2000 and January 23, 2001, the Company further amended its loan agreement. These amendments extended the due date of all outstanding funds to December 31, 2001, and include an interest rate at the banks' prime lending rate plus 1.0% or, at the Company's election, a LIBOR based rate plus 3.0%. The commitment fee on the unused portion of the line is 0.5%. The amendment requires mandatory principal payments of $50 per month for January through March 2001 and $150 per month for April through December 2001. In addition, there are certain other principal payments required should the Company sell certain assets or collect certain accounts receivable. The amendment includes a number of reporting requirements and financial covenants commencing January 2001 based on monthly net income or net loss projections and three-month rolling EBITDA projections. Because the financial covenants are based on monthly computations with look-back and look-forward provisions, the Company believes there is doubt that it will be able to remain in compliance with the debt covenants through October 1, 2001, and as a result, substantially all of the Company's debt would be callable. If the Company does not remain in compliance with the debt covenants, it would expect to negotiate with its bank group to amend the loan agreement. At December 31, 2000, the Company had $1,878 available under the bank agreement.

The Company remains highly leveraged and as a result, access to additional funding sources is limited. If the Company's operating results deterioriate, or product sales and margins do not improve, or the Company is not in compliance with its covenants, or the Company is not successful in refinancing its bank line of credit, the Company could be in default under its loan agreement and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

The Company has two interest rate swap agreements with commercial banks to effectively fix its interest rates, under certain conditions, on LIBOR based borrowings to the fixed swap rates plus 3.75% at September 30, 2000, or 3.0% after giving effect to the December 22, 2000 loan agreement amendment. The first swap agreement, dated August 18, 1999 is for a notional $7,500, has a fixed swap rate of 5.65% and expires August, 20, 2004. The swap is applicable when LIBOR based rates are less than 6.75%. The second swap agreement, dated April 4, 2000, is for a notional $20,000, has a fixed swap rate of 6.55% and expires April 6, 2005, unless terminated by the counterparty on April 8, 2002. At September 30, 2000 the swaps require the counterparty to make payments to the Company and the approximate termination value of the swaps is a benefit to the Company of $63.


10. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                      Year Ended September 30,
                                     2000       1999       1998
                                    ------     ------     ------
Net income (loss).................  $(18,821)  $5,296     $2,570

Other comprehensive income (loss):
   Change in accumulated
   translation adjustment.........    (1,400)     (45)      (365)
                                    --------    ------     ------
Total comprehensive income (loss).  $(20,221)  $5,251     $2,205
                                    ========   ======     ======

11. INCOME TAXES

Provision for income taxes in the consolidated statement of operations:

                                                    YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                               2000         1999         1998
                                             --------     --------     ---------
Current expense (benefit)
 Federal .............................      $     0       $  (955)      $  (592)
 State ...............................            0          (835)         (116)
 Foreign .............................        2,118         3,166         2,401
                                            -------       -------       -------
                                              2,118         1,376         1,693
                                            -------       -------       -------
Deferred expense (benefit)
 Federal .............................          185          (179)          146
 State ...............................          835           (57)           26
 Foreign .............................       (1,796)        2,105          (139)
                                            -------       -------       -------
                                               (776)        1,869            33
                                            -------       -------       -------
                                            $ 1,342       $ 3,245       $ 1,726
                                            =======       =======       =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented below:

                                                               September 30,
                                                            -------------------
                                                              2000        1999
                                                             -------     -------
Deferred tax assets:
 Accounts receivable ....................................   $   253     $    87
 Inventory ..............................................     1,031         757
 Property, plant and equipment ..........................       180          49
 Accrued employee liabilities ...........................     1,052       1,184
 Net operating loss carryforward.........................     9,217           3
 Valuation allowance.....................................    (7,033)          0
                                                            -------     -------
                                                              4,700       2,080
                                                            -------     -------
Deferred tax liabilities:
 Inventory ..............................................    (3,537)     (3,673)
 Property, plant and equipment ..........................    (1,221)     (1,015)
                                                            -------     -------
                                                             (4,758)     (4,688)
                                                            -------     -------
 Net deferred tax liability .............................   $   (58)    $(2,608)
                                                            =======     =======

The Company evaluates the recoverability of its deferred tax assets based on its history of operating earnings, its expectations for the future, and the expiration date of any net operating loss carryforwards. Based on this evaluation, the Company has established full valuation allowances for its domestic and Europe net operating loss carryforwards, but has concluded that it is more likely than not that it will be able to fully realize its Mexican net operating loss carryforward deferred tax asset.

 An analysis of the Company's effective income tax rate is as follows:

                                                               Year Ended September 30,
                                                             2000         1999        1998
                                                            -------     -------     -------
Income taxes at U.S. federal income tax rate ............  $(5,694)    $ 3,053     $ 1,461
State taxes, net of federal benefit .....................        0        (589)        (71)
Foreign operations taxed at higher rates.................     (562)        160          85
Amortization of intangible assets .......................      436         444         177
Inflation gain for Mexico tax purposes...................      129         139          59
Other, net...............................................        0          38          15
Valuation allowance......................................    7,033           0           0
                                                           -------     -------     -------
Provision for income taxes ..............................  $ 1,342     $ 3,245     $ 1,726
                                                           =======     =======     =======

Cash paid for income taxes totaled $4,060, $4,203, and $3,504 in fiscal 2000, 1999 and 1998, respectively.

Pre-tax earnings of foreign subsidiaries were $62, $15,287 and $5,895 in fiscal 2000, 1999 and 1998, respectively. Unremitted earnings of such foreign subsidiaries of $18,281 were deemed to be permanently invested at September 30, 2000. No deferred tax liability has been recorded related to future remittance of these earnings. It is not practicable to estimate the income tax liability that might be incurred upon remittance of such earnings to the United States.

12. EMPLOYEE BENEFIT PLANS

The Company maintains a tax-qualified defined contribution employee profit sharing plan (the "Profit Sharing Plan"). All full-time U.S. employees, except for employees of Denron in 1997, who are 18 years of age or older and who have completed one year of service with the Company are eligible to participate. The Company may make discretionary profit sharing contributions to the Profit
Sharing  Plan  for any plan  year.  A  participant  is  entitled  to  receive  a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's contribution to the employee vests immediately. The Company contributed $0, $177, and $193 for fiscal 2000, 1999 and 1998, respectively.

The Profit Sharing Plan also contains provisions that are intended to satisfy the tax qualification requirements of Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All full-time U.S. employees, except for employees of Denron in 1997, who are 18 years of age or older and who have completed 90 days of service with the Company are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, an employee may elect to defer up to 15% of his or her current compensation. Employee contributions to the 401(k) Plan are invested according to the direction of the employee. The Company makes matching contributions of up to 2% of an employee's total compensation. A participant is entitled to receive a distribution of the vested interest in his or her account upon retirement, death, permanent disability or termination of employment. The Company's matching contribution vests immediately. Employee contributions are fully vested and non-forfeitable at all times. The Company contributed $278, $89, and $69 for fiscal 2000, 1999, 1998, respectively.

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

At September 30, 2000 and 1999, the Company had assets related to deferred compensation of $1,687 and $1,405, respectively, which balances are included in other assets in the accompanying consolidated balance sheet. Compensation expense for deferred compensation arrangements aggregated $278, $165, and $161 in fiscal 2000, 1999, 1998, respectively.

In accordance with statutory requirements in Mexico, the Company is required to make annual profit sharing distributions to the employees of Pantera. These distributions are determined based on 10% of Pantera's taxable income. A provision of $0, $60, and $503 was recorded as of September 30, 2000, 1999, and 1998, respectively, for anticipated profit sharing distributions.

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

                                         2000          1999          1998
                                        ------        ------         ------
Net income (loss)-as reported          $(18,821)      $5,296         $2,570
Net income (loss)-pro forma             (19,903)       4,123          1,193
Earnings (loss) per share-as reported
     Basic                             $  (2.55)      $ 0.72         $ 0.37
     Diluted                              (2.55)        0.70           0.35
Earnings (loss) per share-pro forma
     Basic                             $  (2.70)      $ 0.56         $ 0.17
     Diluted                              (2.70)        0.54           0.16


Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                    2000           1999          1998
                                    ----           ----          ----
Expected dividend yield                0%             0%             0%
Risk free interest rate             6.30%          5.00%          5.25%
Expected volatility                   92%            89%           106%
Expected life                       4 years       4 years        4 years



A summary of the status of the Company's stock option plans as of September 30, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                                      Year ended September 30,
                                         -------------------------------------------------------------------------------------
                                                    2000                         1999                        1998
                                         ----------------------     ---------------------------      -------------------------

                                                   Weighted-                       Weighted-                       Weighted-
                                                    Average                         Average                         Average
                                         Shares  Exercise Price     Shares       Exercise Price      Shares     Exercise Price
                                         ------  --------------     ------       --------------      ------     --------------
Options
-------
Outstanding at beginning of year         952,243        $ 9.24         888,019        $10.07         931,054            $10.03
Granted                                  137,500          7.71         292,577         11.21         195,875             17.29
Exercised                               ( 35,966)         1.95         (48,112)         4.87         (89,553)             2.64
Cancelled                               (178,333)        10.40        (180,241)        16.50        (149,357)            23.75
                                        --------                      --------                      --------
Outstanding at end of year               875,444          9.06         952,243          9.24         888,019             10.07
Options exercisable at end of year       567,267          8.28         487,229          7.38         428,904              6.77


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

During 2000 and 1999, the Company issued 35,966 and 48,112 shares of common stock, respectively, pursuant to exercises of options granted under its qualified stock option plans. Such shares were issued at an average price of $1.95 and $4.87 per share and a total of $70 and $246 in 2000 and 1999, respectively. Such exercises also gave rise to tax benefits of $114, included in equity in 1999.

The following table summarizes information about stock options outstanding at September 30, 2000:

                              Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                           Weighted
                                            Average            Weighted                              Weighted
      Range of             Number          Remaining            Average             Number           Average
  Exercise Prices       Outstanding      Contractual Life    Exercise Price       Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------

$ 0.68 - $ 0.68              30,000         3.08              $ 0.68                 30,000         $ 0.68
  1.50 -   1.50              71,500         4.84                1.50                 71,500           1.50
  2.63 -   4.00              98,687         5.16                3.42                 98,687           3.42
  4.88 -   8.25              94,828         8.90                6.09                 10,656           6.07
  8.50 -   8.50             201,054         5.98                8.50                198,054           8.50
  8.69 -  12.13             134,000         8.61                9.71                 36,375          10.31
 12.63 -  12.63               1,625         8.74               12.63                  1,625          12.63
 12.75 -  12.75             108,500         8.17               12.75                 27,500          12.75
 12.81 -  17.00             101,250         7.02               15.81                 69,620          16.05
 19.63 -  32.75              34,000         7.00               25.80                 23,250          26.60
--------------------------------------------------------------------------------------------------------------------
$ 0.68 - $32.75             875,444         6.85              $ 9.06                567,267         $ 8.28




14. GEOGRAPHIC INFORMATION

    Certain geographic information follows:

                                              UNITED                                                       SOUTH
                                              STATES      CANADA      MEXICO     FAR EAST      EUROPE     AMERICA    CONSOLIDATED
                                              ------      ------      ------     --------     --------    -------    ------------
2000
----

Sales to unaffiliated customers ...........  $ 82,176    $ 39,474    $ 33,579     $  1,487   $  11,178   $  5,791   $  173,685
Operating profit (loss) ...................   (15,447)      6,698      (2,222)         304        (268)     1,569       (9,366)
Identifiable assets .......................    45,766      26,831      32,434          613      11,834     14,486      131,964


1999
----

Sales to unaffiliated customers ...........  $ 90,536    $ 29,550    $ 36,219     $  1,607   $   5,114   $  3,288   $  166,314
Operating profit (loss) ...................     3,358       6,570       3,205          (24)       (840)       612       12,881
Identifiable assets .......................    52,103      21,881      28,672          397       8,947     12,560      124,560


1998
----
Sales to unaffiliated customers ...........  $ 89,796    $  6,724    $ 28,918     $    412   $   2,501   $      0   $  128,351
Operating profit (loss) ...................     3,555       1,217       1,979         (102)       (672)         0        5,977
Identifiable assets .......................    45,971      18,907      18,950          115       5,078          0       89,021


15. QUARTERLY FINANCIAL DATA (Unaudited)

                                          First      Second    Third     Fourth
                                         Quarter    Quarter   Quarter   Quarter
Year ended September 30, 2000
 Net sales .........................    $45,419    $40,634    $41,530    $46,102
 Gross profit ......................      7,349      4,832       (552)     1,067
 Net income (loss)..................      1,030       (486)    (8,294)   (11,071)
 Earnings (loss) per share (basic)..    $  0.14    $ (0.07)   $ (1.12)   $ (1.50)
 Earnings (loss) per share (diluted)    $  0.14    $ (0.07)   $ (1.12)   $ (1.50)

Year ended September 30, 1999
 Net sales .........................    $41,241    $43,638    $42,985    $38,450
 Gross profit ......................      7,080      7,804      7,508      5,410
 Net income ........................      1,292      1,663      1,756        585
 Earnings per share (basic).........    $  0.18    $  0.23    $  0.24    $  0.07
 Earnings per share (diluted).......    $  0.17    $  0.22    $  0.23    $  0.08


The amounts disclosed above do not agree with previously reported results due to the reclassification of certain expenses between cost of sales and selling, general and administrative expenses.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED SEPTEMBER 30, 1998, 1999, 2000
                             (dollars in thousands)


                                                      Additions
                                                      ---------

                                                     Charged     Charged
                                       Balance at    to costs    to other                Balance at
                                       beginning       and       accounts    Deductions    end of
Description                            of period     expenses    describe     describe     period
-----------                            ---------     --------    --------     --------     ------

Year ended September 30, 1998:
Allowance for doubtful accounts ......  $  222      $   41     $   132(3)   $    69(2)   $   326
Inventory Reserve ....................     693          78         680(3)       154(1)     1,297

Year ended September 30, 1999:
Allowance for doubtful accounts ......     326         101           0           69(2)       358
Inventory reserve ....................   1,297          41           0            0        1,338

Year ended September 30, 2000:
Allowance for doubtful accounts.......     358       1,268           0          178(2)     1,448
Inventory reserve ....................   1,338       3,573           0          318(1)     4,593
Deferred tax asset valuation allowance       0       7,033           0            0        7,033

(1) Due to disposal of excess and obsolete inventory
(2) Due to write off of bad debt
(3) Due to acquisition of Antrum

                                 THE JPM COMPANY

                                  EXHIBIT INDEX

Exhibits marked with a single asterisk are filed herewithin. The other exhibits listed have previously been filed with the Commission and are incorporated herein by reference.

Exhibit No.    Description of Exhibit
3.1            Amended and Restated Articles of Incorporation of the Company (A)

3.2            Amended and Restated Bylaws of the Company (A)

4.1            Specimen Certificate of Common Stock of the Company (A)

4.2            Registration Rights Agreement (B)

10.1*          Waiver and Second Amendment and Modification to Loan Agreement dated May 15, 2000 between The JPM Company and
               First Union National Bank

10.2*          Waiver and Third Amendment and Modification to Loan Agreement dated September 14, 2000 between The JPM Company and
               First Union National Bank

10.3*          Fourth Amendment and Modification to Loan Agreement dated December 22, 2000 between The JPM Company and
               First Union National Bank

10.4*          Modification to Fourth Amendment and Modification to Loan Agreement effective December 22, 2000 between The JPM
               Company and First Union National Bank

10.5*          Employment Agreement dated December 13, 1999 by and between Mark A. Green and The JPM Company

10.6*          Employment Agreement dated July 24, 2000 by and between Kevin J. Bratton and The JPM Company

10.7*          Employment Agreement dated August 7, 2000 by and between Mark D. Huber and The JPM Company

10.8*          Addendum to Employment Contract dated July 20, 2000 by and between David J. Surgala and The JPM Company

10.9*          Addendum to Employment Contract dated August 11, 2000 by and between John M. Spangler and The JPM Company

10.10*         Addendum to Employment Contract dated August 15, 2000 by and between John H. Mathias and The JPM Company

10.11*         Addendum to Employment Contract dated August 15, 2000 by and between Kevin J. Bratton and The JPM Company

10.12*         Addendum to Employment Contract dated August 15, 2000 by and between Mark D. Huber and The JPM Company

10.13*         Addendum to Employment Contract dated August 16, 2000 by and between Therese M. Miller and The JPM Company

10.14*         Addendum to Employment Contract dated August 18, 2000 by and between James P. Mathias and The JPM Company

10.15*         Addendum to Employment Contract dated August 18, 2000 by and between Thomas A. Zuzzio and The JPM Company

10.16*         Addendum to Employment Contract dated August 21, 2000 by and between Robert R. Langton and The JPM Company

10.17          Employment Agreement dated May 9, 2000 by and between John J. Fitzgibbons and The JPM Company (H)

10.18          Employment Agreement dated May 31, 2000 by and between Thomas A. Zuzzio and The JPM Company (H)

10.19          Employment Agreement dated June 1, 1998, by and between Charles W. McDonald and The JPM Company (C)

10.20          Employment Agreement dated July 1, 1998, by and between Therese M. Miller and The JPM Company (C)

10.21          Employment Agreement dated July 1, 1998, by and between Jose R. Loza Jimenez and The JPM Company (C)

10.22          Employment Agreement dated October 14, 1997, by and between Wayne A. Bromfield and The JPM Company (D)

10.23          Employment Agreement dated May 1, 1995, by and between Maria Luisa Lozano and Electronica Pantera S.A. de C.V. (A)

10.24          Employment Agreement dated May 1, 1995, by and between Robert Verbosh and Electronica Pantera S.A. de C.V. (A)

10.25          Employment Agreement dated December 9, 1994, by and between John M. Spangler and The JPM Company (A)

10.26          Employment Agreement dated December 9, 1994, by and between Robert R. Langton and The JPM Company (A)

10.27          Employment Agreement dated September 21, 1990, by and between John H. Mathias and The JPM Company (A)

10.28          Employment Agreement dated September 21, 1990, by and between James P. Mathias and The JPM Company (A)

10.29          Employment Agreement dated April 26, 1999, by and between David J. Surgala and The JPM Company (G)

10.30          Management Agreement between AF Datalink Equipamentos de Telecomunicacoes, Ltda., and Fritz Juninger (F)

10.31          Management Agreement between AF Datalink Equipamentos de Telecomunicacoes, Ltda., and Abelardo Quindere
               Fraga Junior (F)

10.32          The JPM Company 1995 Stock Option Plan (A)

10.33          The JPM Company 1995 Outside Directors Stock Option Plan (A)

10.34          The JPM Company 1993 Stock Option Plan (A)

10.35          The JPM Company Deferred Compensation/Profit Sharing Plan (A)

10.36          Form of Non-Qualified Deferred Compensation Agreement with Key Employees (A)

10.37          The JPM Company Deferred Compensation Plan for Messrs. John H. and James P. Mathias (A)

10.38          Revolving Line of Credit Business Loan Agreement by and between The JPM Company and CoreStates Bank N.A. (C)

10.39          Amendment and Modification to Loan Agreement dated December 17, 1998 between The JPM Company and First Union
               National Bank (F)

10.40          Explanation and Waiver of Rights Regarding Confession of Judgement (F)

10.41          Amended and Restated Revolver Note (F)

10.42          Amended and Restated Revolver Note (F)

10.43          Amended and Restated Revolver Note (F)

10.44          Amended and Restated Revolver Note (F)

10.45          Stock Purchase Agreement between JPM and Datalink Equipamentos de Telecomunicacaoes Ltda. (E)

10.46          Demand Note between JPM Delaware and Abelardo Fraga Jr. (E)

10.47          Demand Note between JPM Delaware and Fritz Jungiger (E)

10.48          Open-Ended Mortgage and Security Agreement dated May 12, 1995, from The JPM Company to the Commonwealth Bank, a division of Meridian (A)

10.49          Agreement with Diebold, Inc. dated July 1, 1993, for sale of manufacture and service of electronic components (A)

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

(H) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Securities and Exchange Commission on August 22, 2000.