Form 10-Q
period 2000-12-31
JPM CO
filed 2001-02-14
CIK 1007581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2000
                  ----------------------------------------------
                                       OR

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

At February 6, 2001, 7,400,286 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                       December 31       December 31
                                                                          2000               1999

Net sales                                                               $ 44,632           $ 45,419
Cost of sales                                                             41,340             38,070
                                                                   --------------   ----------------
Gross profit                                                               3,292              7,349
Selling, general and administrative expenses                               3,560              4,129
                                                                   --------------   ----------------
Operating profit (loss)                                                     (268)             3,220
Other expense
   Interest expense                                                       (2,359)            (1,308)
   Other, net                                                             (1,955)              (163)
                                                                   --------------   ----------------
                                                                          (4,314)            (1,471)
                                                                   --------------   ----------------
Income (loss) before income taxes and minority interest                   (4,582)             1,749
Provision for income taxes                                                   615                659
                                                                   --------------   ----------------
Income (loss) before minority interest                                    (5,197)             1,090
Minority interest                                                            516                 60
                                                                   --------------   ----------------
Net income (loss)                                                       $ (5,713)           $ 1,030
                                                                   ==============   ================
Basic earnings (loss) per common share                                   $ (0.77)            $ 0.14
                                                                   ==============   ================
Diluted earnings (loss) per common share                                 $ (0.77)            $ 0.14
                                                                   ==============   ================
Weighted average number of shares of
   Common Stock outstanding (basic)                                        7,400              7,364
Weighted average number of shares of
   Common Stock outstanding (diluted)                                      7,400              7,527




The accompanying notes are an integral part of these statements.



THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)
                                                                                                December 31,         September 30
                                                                                                    2000                 2000
                                                                                              -----------------   ----------------
ASSETS                                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                                                         $   5,902          $   1,838
   Accounts receivable (net of allowance of $1,385 and $1,448)                                          24,682             25,373
   Inventories, net                                                                                     36,492             37,052
   Other current assets                                                                                  6,729              7,972
                                                                                              -----------------   ----------------
      Total current assets                                                                              73,805             72,235
Property, plant and equipment, net                                                                      26,941             27,442
Excess of cost over fair value of net assets acquired and other tangible assets, net                    27,307             27,794
Other assets                                                                                             4,374              4,493
                                                                                              -----------------   ----------------
                                                                                                     $ 132,427          $ 131,964
                                                                                              =================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                              $  73,613          $   1,931
   Notes payable                                                                                         2,000              2,000
   Accounts payable                                                                                     22,821             20,262
   Accrued expenses                                                                                      7,892              7,938
   Deferred income taxes                                                                                 3,462              3,462
                                                                                              -----------------   ----------------
      Total current liabilities                                                                        109,788             35,593
Long-term debt                                                                                           4,446             73,602
Deferred compensation liability                                                                          1,687              1,687
Deferred income taxes                                                                                    1,255              1,229
Minority interest                                                                                        1,647              1,131
Other long term liabilities                                                                                807                  0
                                                                                              -----------------   ----------------
                                                                                                       119,630            113,242
                                                                                              -----------------   ----------------

Commitments and contingencies                                                                                0                  0
Shareholders' equity:
   Preferred Stock, no par value, 10,000 shares authorized, Class A, $31.43 stated
      value, no shares issued and outstanding                                                                0                  0
   Common Stock, $.000067 par value, 40,000 shares authorized, 7,400 shares issued                           0                  0
   Additional paid-in capital                                                                           20,443             20,443
   Retained earnings (accumulated deficit)                                                              (5,624)                89
   Accumulated other comprehensive loss                                                                 (2,022)            (1,810)
                                                                                              -----------------   ----------------
      Total shareholders' equity                                                                        12,797             18,722
                                                                                              -----------------   ----------------
                                                                                                     $ 132,427          $ 131,964
                                                                                              =================   ================


The accompanying notes are an integral part of these statements.



THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited-in thousands)

                                                                                             Three Months Ended
                                                                                           December 31   December 31
                                                                                            2000           1999

Cash flows from operating activities:
   Net income (loss)                                                                        $(5,713)       $ 1,030
   Adjustments to reconcile net income to net cash provided by (used in) operating income
      Loss from decrease in market value of financial derivatives                               807              0
      Depreciation and amortization                                                           1,410          1,174
      Foreign currency translation (gain) loss                                                   (4)            82
      Loss (gain) on dispoal of property, plant and equipment                                    79              0
      Deferred taxes                                                                             26            209
      Minority interest                                                                         516             60
      Deferred compensation expense                                                               0             47
      Change in assets and liabilites, net of effects from businesses acquired:
          (Increase) decrease in accounts receivable                                            661         (4,728)
          (Increase) decrease in inventories                                                    592         (2,868)
          (Increase) decrease in other assets                                                 1,424         (2,193)
          Increase (decrease) in accounts payable                                             2,008         (1,009)
          Increase (decrease) in accrued expense                                                (23)           (54)
                                                                                          ----------     ----------
      Net cash provided by (used in) operating activities                                     1,783         (8,250)
                                                                                          ----------     ----------
Cash flows from investing activities:
   Capital expenditures                                                                        (402)        (2,180)
                                                                                          ----------     ----------
      Net cash (used in) investing activities                                                  (402)        (2,180)
                                                                                          ----------     ----------
Cash flows from financing activities:
   Net borrowings under credit facilities                                                     2,661         10,948
   Principal payments on long-term debt                                                        (136)          (307)
                                                                                          ----------     ----------
      Net cash provided by financing activities                                               2,525         10,641
                                                                                          ----------     ----------

Effect of changes in exchange rates on cash                                                     158             23
                                                                                          ----------     ----------

Increase in cash and cash equivalent                                                          4,064            234
Cash and cash equivalents at beginning of period                                              1,838            969
                                                                                          ----------     ----------
Cash and cash equivalents at end of period                                                  $ 5,902        $ 1,203
                                                                                          ==========     ==========



The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share data)

Accounting Policies
-------------------

     The consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations and cash flows for the three month periods ended December 31, 2000 and December 31, 1999, have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 2000, included in the Company's Form 10-K dated January 24, 2001.


Inventories
-----------

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of the previous 12 months of usage or sale, as well as inventory in excess of forecasted future demand.

                                            December 31,  September 30,
                                                2000          2000
                                           -------------  --------------


Finished goods                               $ 8,959      $  10,604
Work-in-process                                4,241          4,323
Raw material and supplies                     27,875         26,718
Valuation reserves                            (4,583)        (4,593)
                                             ---------   ----------
                                             $36,492      $  37,052
                                             =========   ==========


Comprehensive Income
--------------------

     The components of accumulated other comprehensive loss are as follows:

                                                December 31,   September 30,
                                                    2000           2000
                                                -----------    -------------

Foreign currency translation adjustments        $(2,022)           $(1,810)
                                                ----------       ----------
Accumulated other comprehensive loss            $(2,022)          $ (1,810)
                                                ==========       ==========

     The components of comprehensive income (loss) of the Company for the three month periods ended December 31, 2000, and December 31, 1999, are as follows:


                                                  December 31,     December 31,
                                                    2000               1999
                                                  --------          --------
Net income (loss)                                 $(5,713)          $ 1,030
Other comprehensive income (loss):
   Change in accumulated translation adjustments     (212)              536
                                                  --------          --------
Other comprehensive income (loss)                    (212)              536
                                                  --------          --------
Total comprehensive income (loss)                 $(5,925)          $ 1,566
                                                  ========          ========

Earnings Per Share Information
------------------------------

     The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding for the quarter ended December 31, 1999 is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Financing Arrangements
----------------------

     The Company has a $75,000 bank revolving line of credit that expires on December 31, 2001. The interest rate on the line is at the banks' prime lending rate plus 1.0% or, at the Company's election, a LIBOR based rate plus 3.0%. The agreement requires mandatory principal payments and certain other principal payments are required should the Company sell certain assets or collect certain accounts receivable. The agreement includes a number of monthly reporting requirements and financial covenants commencing January 1, 2001 based on monthly net income or net loss projections and three-month rolling EBITDA projections. At December 31, 2000, the Company had $1,878 available under the bank agreement.

Recent Accounting Pronouncements
--------------------------------

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company has adopted SFAS 133 effective October 1, 2000. There are no transactions that qualified for or have received hedge accounting. Accordingly, the Company has recorded a non-cash charge to income of $807 in the first quarter of fiscal 2001 related to the change in fair value of its interest rate swap agreements. In addition, if further reductions in interest rates occur in fiscal 2001, the Company expects to record additional non-cash losses on the swaps.

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

     In March 2000, FASB issued FASB Interpretation (FIN) 44, "Accounting for Certain Transactions Involving Stock Compensation", which clarifies the application of Accounting Principles Board Opinion 25 for certain issues. The interpretation was generally effective July 1, 2000, except for certain provisions which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

     In October 2000, the Emerging Issues Task Force (EITF) of FASB issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", and EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14.

Reclassification
----------------

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended December 31, 2000 and December 31, 1999.

                                                     December 31      December 31     Change in     December 31      December 31
                                                         2000             1999         Dollars          2000            1999
                                                    ---------------  --------------- ------------  --------------- ----------------
Net sales                                                 $ 44,632         $ 45,419         (787)      100.0%           100.0%
Cost of sales                                               41,340           38,070       (3,270)       92.6             83.8
                                                    ---------------  --------------- ------------  --------------- ----------------
Gross profit                                                 3,292            7,349       (4,057)        7.4             16.2
Selling, general and administrative expenses                 3,560            4,129          569         8.0              9.1
                                                    ---------------  --------------- ------------  --------------- ----------------
Income (loss) from operations                                 (268)           3,220       (3,488)       (0.6)             7.1
Interest expense                                            (2,359)          (1,308)      (1,051)       (5.3)            (2.9)
Other expense                                               (1,955)            (163)      (1,792)       (4.4)            (0.3)
                                                    ---------------  --------------- ------------  --------------- ----------------
Income before taxes and minority interest                   (4,582)           1,749       (6,331)      (10.3)%            3.9%
                                                    ===============  =============== ============  =============== ================


Results of Operations

     Net sales of $44,632 for the three months ended December 31, 2000 decreased by $787, or 1.7%, compared to the same period last year. The decrease was primarily attributable to reduced sales to the computer market that were not entirely offset by increased sales to the telecommunications industry. However, sales to the telecommunications industry softened near the end of the quarter and the Company expects overall sales to continue to be sluggish at least through its second fiscal quarter.

     Gross profit of $3,292 and 7.4% of net sales for the three months ended December 31, 2000 decreased $4,057 or 55.2% from $7,349 and 16.2% of sales in the same period last year. The decrease in gross profit as a percentage of sales was primarily due to increased manufacturing overhead expenses attributable to increased personnel costs and plant realignment and product transfer expenses.

     Selling, general and administrative expenses for the three months ended December 31, 2000 of $3,560 and 8.0% of net sales decreased $569 or 13.8% from $4,129 and 9.1% of net sales in the same period last year. Selling, general and administrative expenses decreased primarily due to sales and administrative personnel reductions.

     Interest expense for the three months ended December 31, 2000 of $2,359 and 5.3% of net sales compared to $1,308 and 2.9% in the same period last year. The $1,051 or 80.4% increase is attributable to higher levels of borrowings necessary to fund the Company's losses, capital expenditures over the past year and higher interest rates.

     Income tax expense was $615 on losses before minority interest and taxes of $4,582 for the three months ended December 31, 2000 compared to $659 on $1,749 of income before minority interest and taxes in the same period last year. The current year's provision reflects certain foreign and local taxes. Due to the Company's current net operating loss carry-forward position, the Company did not record future tax benefits that would normally be expected to result from current losses.

     Other expense of $1,955 and 4.4% of net sales for the three months ended December 31, 2000 increased $1,792 from $163 and 0.3% of net sales in the same period last year. The increased expense is primarily due to $1,109 of certain bank and professional fees related to recent amendments to the Company's bank revolving line of credit and $807 in non-cash losses to record the market value of the Company's interest rate swaps due to the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 2000.

     Net loss of $5,713 or $0.77 per share, for the three months ended December 31, 2000 compared to net income of $1,030 or $0.14 per diluted share, in the same period last year. The current year's loss is primarily attributable to the lower gross profit and higher interest and other expense amounts discussed above.

Liquidity and Capital Resources
-------------------------------

     Operating activities during the first three months of fiscal 2001 provided cash in the amount of $1,783 compared to cash utilized of $8,250 during the same period last year. Working capital at December 31, 2000 was a net liability of $35,983 compared to a net asset of $47,666 at December 31, 1999. The decrease in working capital was due to the Company's bank line of credit being classified as a current liability due to its maturity date of December 31, 2001.

     The Company has a bank revolving line of credit, that was amended on December 22, 2000 and January 23, 2001, for a total of $75,000 that expires on December 31, 2001. The agreement includes an interest rate at the banks' prime lending rate plus 1.0% or, at the Company's election, a LIBOR based rate plus 3.0%. The commitment fee on the unused portion of the line is 0.5%. The agreement requires mandatory principal payments of $50 per month for January through March 2001 and $150 per month for April through December 2001. In addition, there are certain other principal payments required should the Company sell certain assets or collect certain account receivables. The agreement includes a number of reporting requirements and financial covenants commencing January 2001, based on monthly net income or net loss projections and three-month rolling earnings before interest, taxes, depreciation and amoritzation ("EBITDA") projections. Because the financial covenants are based on monthly computations with look-back and look-forward provisions, the Company believes there is doubt that it will be able to remain in compliance with the debt covenants through October 1, 2001, and as a result, substantially all of the Company's debt would be callable. If the Company does not remain in compliance with the debt covenants, it would expect to negotiate with its bank group to amend the loan agreement. At December 31, 2000, the Company was in compliance with its bank financial covenants and had $1,878 available under the bank agreement.

     The Company expects to refinance its bank line of credit by December 31, 2001. Should the Company not successfully refinance its bank line of credit by December 31, 2001, the Company would not be able to make the debt payment terms and would expect to negotiate with its bank group to amend and extend the loan agreement.

     The Company believes its cash flow from operations and funds available from its line of credit will be sufficient to satisfy working capital requirements and capital expenditure needs through at least October 1, 2001. The Company expects capital expenditures to be approximately $3,600 for the fiscal year ending September 30, 2001.

     The Company remains highly leveraged and as a result, access to additional funding sources is limited. If the Company's operating results deteriorate, or product sales and margins do not improve, or the Company is not in compliance with its covenants, or the Company is not successful in refinancing its bank line of credit, the Company could be in default under its loan agreement and any such default, not resolved, could lead to curtailment of certain of its business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors.

     In July 2000, the Company engaged Lehman Brothers, Inc., an investment banking firm, to review strategic alternatives for financing and partnership. This process has resulted in expressions of interest but there are no assurances that such efforts will result in a financing or sales transaction.



"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

     This report contains forward-looking statements that involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those forward-looking statements are the ability of the company to meet its bank covenants and meet its needs for additional liquidity; results of a review of strategic alternatives for financing and partnership currently being performed by Lehman Brothers; the ability of the company to effectively realign operations; the risks associated with global operations, including interruptions and delays in delivery and supply and currency fluctuations; costs related to the start-up of new business with new or existing customers; the impact of competitive products and pricing; product demand; the presence of competitors with greater financial resources; availability of additional sources of financing; capacity and supply constraints or difficulties; the difficulty and delays inherent in new product launches; the delay or cancellation of orders; the lack of firm purchase commitments in the industry; the rapid obsolescence of unused electronic inventories; and other factors detailed in the Company's filings with the Securities and Exchange Commission including recent filing of Form 10-K.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information concerning the Company's "Market Risk" as previously reported in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

                                 THE JPM COMPANY
                                 ---------------
                                   Registrant



Date:     February 14, 2001    By: /s/ John H. Mathias
          -----------------      ------------------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     February 14, 2001    By: /s/ Kevin J. Bratton
          -----------------      ------------------------------
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