Form 10-Q
period 2001-03-31
JPM CO
filed 2001-05-21
CIK 1007581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended March 31, 2001
                  --------------------------------------------
                                       OR

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

At May 15, 2001, 7,400,286 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)

                                                                 Three Months Ended                        Six Months Ended
                                                            March 31            March 31             March 31           March 31
                                                              2001                2000                 2001               2000
                                                         ----------------     --------------       --------------     --------------

Net sales                                                      $  32,855           $ 40,634             $ 77,487           $ 86,053
Cost of sales                                                     33,654             35,802               74,994             73,872
                                                         ----------------     --------------       --------------     --------------
Gross profit                                                        (799)             4,832                2,493             12,181
Selling, general and administrative expenses                       3,732              3,905                7,292              8,034
                                                         ----------------     --------------       --------------     --------------
Operating profit                                                  (4,531)               927               (4,799)             4,147
Other income (expense)
   Interest expense                                               (1,927)            (1,503)              (4,286)            (2,935)
   Other, net                                                     (1,157)                49               (3,112)                10
                                                         ----------------     --------------       --------------     --------------
                                                                  (3,084)            (1,454)              (7,398)            (2,925)
                                                         ----------------     --------------       --------------     --------------
Income (loss) before taxes and minority interest                  (7,615)              (527)             (12,197)             1,222
Provision for income taxes                                           532                (94)               1,147                565
                                                         ----------------     --------------       --------------     --------------
Income (loss) before minority interest                            (8,147)              (433)             (13,344)               657
Minority interest                                                    288                (53)                 804               (113)
                                                         ----------------     --------------       --------------     --------------
Net income (loss)                                              $  (8,435)            $ (486)            $(14,148)             $ 544
                                                         ================     ==============       ==============     ==============
Basic earnings (loss) per share                                $   (1.14)           $ (0.07)            $  (1.91)           $  0.07
                                                         ================     ==============       ==============     ==============
Diluted earnings (loss) per share                              $   (1.14)           $ (0.07)            $  (1.91)           $  0.07
                                                         ================     ==============       ==============     ==============
Weighted average number of shares of Common
   Stock outstanding (basic)                                       7,400              7,369                7,400              7,366

Weighted average number of shares of Common
   Stock outstanding (diluted)                                     7,400              7,369                7,400              7,539




The accompanying notes are an integral part of these statements.

                                     Page-2

THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, except per share information)

                                                                                     March 31             September 30
                                                                                       2001                   2000
                                                                                    (unaudited)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                             $    4,113               $ 1,838
   Accounts receivable (net of allowance of $1,668 and $1,448)                               16,913                25,373
   Inventories, net                                                                          30,832                37,052
   Other current assets                                                                       5,957                 7,972
                                                                               ---------------------   -------------------
      Total current assets                                                                   57,815                72,235
Property, plant and equipment, net                                                           27,893                27,442
Excess of cost over fair value of net assets acquired, net                                   26,897                27,794
Other assets                                                                                  4,996                 4,493
                                                                               ---------------------   -------------------
                                                                                         $  117,601             $ 131,964
                                                                               =====================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                                                  $   74,040               $ 1,931
   Notes payable                                                                              2,000                 2,000
   Accounts payable                                                                          13,923                20,262
   Accrued expenses                                                                           9,121                 7,938
   Income taxes payable                                                                         (20)                    0
   Deferred income taxes                                                                      3,861                 3,462
                                                                               ---------------------   -------------------
      Total current liabilities                                                             102,925                35,593
Long-term debt                                                                                6,838                73,602
Deferred compensation liability                                                               1,602                 1,687
Deferred income taxes                                                                         1,252                 1,229
Minority interest                                                                               640                 1,131
Other long-term liabilities                                                                   1,370                     -
                                                                               ---------------------   -------------------
                                                                                            114,627               113,242
                                                                               ---------------------   -------------------

Commitments and contingencies                                                                     0                     0
Shareholders' equity:
Preferred stock, no par value, 10,000 shares authorized; Class A, $31.43 stated
   value, no shares outstanding                                                                   0                     0
Common stock, $.000067 par value, 40,000 shares authorized,
   7,400 shares issued at March 31, 2001 and 7,400 issued at September 30, 2000                   0                     0
Additional paid-in capital                                                                   20,443                20,443
Retained earnings                                                                           (14,059)                   89
Accumulated other comprehensive loss                                                         (3,410)               (1,810)
                                                                               ---------------------   -------------------
      Total shareholders' equity                                                              2,974                18,722
                                                                               ---------------------   -------------------
                                                                                         $  117,601             $ 131,964
                                                                               =====================   ===================



The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)
                                                                                                           Six Months Ended
                                                                                                       March 31        March 31
                                                                                                         2001            2000
Cash flows from operating activities:

Net income (loss)                                                                                      $   (14,148)         $ 544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Loss from decrease in market value of financial derivatives                                               1,339              -
   Depreciation and amortization                                                                             2,878          2,209
   Foreign currency translation (gain) loss                                                                      -            377
   Loss (gain) on sale of property, plant and equipment                                                          -              -
   Deferred taxes                                                                                               23            209
   Minority interest                                                                                          (532)           112
   Deferred compensation expense                                                                                 -             46
   Other long-term liability                                                                                    31              -
Change in assets and liabilities, net of effects from businesses acquired:
   (Increase) decrease in accounts receivable                                                                8,230         (3,392)
   (Increase) decrease in inventories                                                                        5,627        (10,948)
   (Increase) decrease in other assets                                                                         869         (3,620)
   Increase (decrease) in accounts payable                                                                  (6,622)         3,214
   Increase (decrease) in accrued expenses                                                                   1,432          2,486
   Increase (decrease) in income taxes                                                                         427              -
                                                                                                      ------------    ------------
Net cash provided by (used in) operating activities                                                           (446)        (8,763)
                                                                                                      ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                                                       (401)        (4,488)
   Proceeds from sale of property, plant and equipment                                                           -          3,500
   Deferred compensation plan contributions                                                                      -            (46)
                                                                                                      ------------    ------------
Net cash provided by (used in) investing activities                                                           (401)        (1,034)
                                                                                                      ------------    ------------

Cash flows from financing activities:
   Net borrowings (repayments) under credit facilities                                                       2,770         12,151
   Principal payments on long-term debt                                                                          -           (435)
   Proceeds from exercise of stock options                                                                       -             17
                                                                                                      ------------    ------------
Net cash provided by (used in) financing activities                                                          2,770         11,733
                                                                                                      ------------    ------------
Net effect of changes in exchange rates on cash                                                                352           (984)
                                                                                                      ------------    ------------

Increase (decrease) in cash                                                                                  2,275            952
Cash at beginning of period                                                                                  1,838            969
                                                                                                      ------------    ------------
Cash at end of period                                                                                     $  4,113        $ 1,921
                                                                                                      ============    ============


The accompanying notes are an integral part of these statements.

                                     Page-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

Basis of Presentation

     The consolidated balance sheet as of March 31, 2001, and the related consolidated statements of operations and cash flows for the six month periods ending March 31, 2001 and March 31, 2000 have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. A review of the Company's interim financial information included in the Form 10-Q filing has not been completed by the Company's independent auditors. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 2000, included in the Company's Form 10-K dated January 24, 2001.


Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of usage or sale, as well as inventory in excess of forecasted future demand.

                                             March 31,    September 30,
                                              2001           2000
                                           ------------  ------------

Finished goods                               $  8,195    $  10,604
Work-in-process                                 2,953        4,323
Raw material and supplies                      25,818       26,718
Valuation reserves                             (6,134)      (4,593)
                                           ------------  ------------
                                             $ 30,832    $  37,052
                                           ============  ============

Comprehensive Income

     The components of accumulated other comprehensive income are as follows:

                                                   March 31,      September 30,
                                                     2001             2000
                                                 -----------       ----------
Foreign currency translation adjustments           $ (3,410)         $(1,810)
                                                  ----------       ----------
Accumulated other comprehensive loss               $ (3,410)        $ (1,810)
                                                  ==========       ==========

     The components of comprehensive income of the Company for the three and six month periods ended March 31, 2001 and 2000 are as follows:

                                                           Three Months Ended               Six Months Ended
(in thousands)                                          March 31,        March 31,     March 31,        March 31,
                                                          2001             2000          2001             2000
Net income (loss)                                       $ (8,435)      $   (486)       $(14,148)         $  544
Other comprehensive income:
    Foreign currency translation adjustments              (1,388)          (367)         (1,600)            169
                                                        ---------      ---------       --------          -------
Other comprehensive income (loss)                         (1,388)          (367)         (1,600)            169
                                                        ---------      ---------       --------          -------

Comprehensive income (loss)                             $ (9,823)       $  (853)       $(15,748)         $  713
                                                        ========        ========       ========          =======

                                     Page-5

Earnings Per Share Information

     The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.

Financing Arrangements

     The Company has a $74,850 bank revolving line of credit that expires on December 31, 2001. The interest rate on the line is at the banks' prime lending rate plus 1.0%. The agreement requires mandatory principal payments and certain other principal payments should the Company sell certain assets or collect certain accounts receivable. The agreement includes a number of monthly reporting requirements and financial covenants commencing January 1, 2001 based on monthly net income or net loss projections and three-month rolling EBITDA projections. At March 31, 2001, the Company requested and received from its bank group a waiver for the non-payment of certain accrued interest and of covenants related to net income or net loss projections and three-month rolling EBITDA projections. This waiver is effective until June 30, 2001. Deferred interest payments are waived until the earlier of ten days following receipt by the Company of the banks' written demand or September 30, 2001. At March 31, 2001, the Company had $1,297 available under the bank agreement.

Recent Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company has adopted SFAS 133 effective October 1, 2000. There are no transactions that qualified for or have received hedge accounting. Accordingly, the Company has recorded a non-cash charge to income of $1,339 in the first six months of fiscal 2001 related to the change in fair value of its interest rate swap agreements. In addition, if further reductions in interest rates occur the Company expects to record additional non-cash losses on the swaps.

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

                                     Page-6

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended March 31, 2001 and 2000.

(in thousands of dollars)
                                                           March 31       March 31       Change in     March 31      March 31
                                                             2001           2000          Dollars        2001          2000

Net sales                                                   $ 32,855      $ 40,634         (7,779)        100.0%        100.0%
Cost of sales                                                 33,654        35,802          2,148         102.4          88.1
                                                        ------------   ------------   ------------  ------------  ------------
Gross profit                                                    (799)        4,832         (5,631)         (2.4)         11.9
Selling, general and administrative expenses                   3,732         3,905            173          11.4           9.6
                                                        ------------   ------------   ------------  ------------  ------------
Income from operations                                        (4,531)          927         (5,458)        (13.8)          2.3
Interest expense                                              (1,927)       (1,503)          (424)         (5.9)         (3.7)
Other income (expense)                                        (1,157)           49         (1,206)         (3.5)          0.1
                                                        ------------   ------------   ------------  ------------  ------------
Income (loss) before taxes and minority interest              (7,615)         (527)        (7,088)        (23.2)%        (1.3)%
                                                        ============   ============   ============  ============  ============


Results of Operations

     Net sales for the three months ended March 31, 2001 decreased by $7,779, or 19.1%, to $32,855 compared to the same period one year earlier. The decrease for the three month period was primarily the result of decreased sales to the Company's telecommunications customers. Net sales for the six months ended March 31, 2001, decreased by $8,566 or 10.0% to $77,487 as compared to the first six months of fiscal 2000. The decrease in sales was attributable to reduced sales to customers in the telecommunications market.

     Gross profit for the three and six months ended March 31, 2001, decreased $5,631 or 116.5%, and $9,688 or 79.5% respectively, when compared to the corresponding periods one year ealier. Gross profit as a percentage of net sales for the three and six month periods decreased from 11.9% to (2.4%) and from 14.2% to 3.2%, respectively, when compared to the same periods one year earlier. The decrease in gross profit as a percentage of sales was attributable to approximately $2.5 million of non-recurring charges (see below) and to sharply decreased sales to the telecommunications market sector, plant realignment and increased personnel expenses.

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001, decreased by $173 or 4.4%, compared to the three months ended March 31, 2000. SG&A for the six months ended March 31, 2001, decreased by $742 or 9.2%, compared to the same period in 2000. The decrease in SG&A is due primarily to reduced personnel expenses.

                                     Page-7

     Non-recurring charges totalling $2.7 million pre-tax were recorded in the three months ended March 31, 2001. The charges included $2.1 million for inventory valuation adjustments related to changes in reserve estimates and other inventory adjustments, and $0.6 million for other valuation reserves and adjustments.

     Interest expense for the three and six months ended March 31, 2001 increased $424 or 28.2% to $1,927 and $1,351 or 46.0% to $4,286, respectively, compared to the same fiscal 2000 periods. The increase is attributable to the borrowings related to increases in working capital.

     In the three and six month periods ended March 31, 2001, income tax expense of $532 and $1,147 was recorded on losses of $7,615 and $12,197, respectively, to reflect certain foreign and local taxes. Due to the Company's current net operating loss carry-forward position, the Company did not record future tax benefits that would normally be expected to result from current losses.

     Net loss for the three and six month periods ended March 31, 2001 amounted to $8,435 and $14,148, respectively. The losses during the three and six month periods were due to decreased gross profit and increased interest expense as discussed above. This compares to net loss of $486 for the three month period and net income of $544 for the six month period one year earlier. Loss per share for the current three and six month periods were ($1.14) and ($1.91), in comparison to loss per share of $(0.07) for the three month period, and earnings per share of $0.07 for the six month period one year earlier.

Liquidity and Capital Resources

     Operating activities during the first six months of fiscal 2001 used cash in the amount of $446 compared to cash utilized of $8,763 during the same period last year. Working capital at March 31, 2001 was a net liability of $45,110 compared to a net asset of $49,887 at March 31, 2000. The decrease in working capital was due to the Company's bank line of credit being classified as a current liability due to its maturity date of December 31, 2001.

     The Company has a bank revolving line of credit, that was amended on December 22, 2000 and January 23, 2001, for a total of $74,850 that expires on December 31, 2001. The agreement includes an interest rate at the banks' prime lending rate plus 1.0%. The commitment fee on the unused portion of the line is 0.5%. The agreement requires mandatory principal payments of $50 per month for January through March 2001 and $150 per month for April through December 2001. In addition, there are certain other principal payments required should the Company sell certain assets or collect certain account receivables. The agreement includes a number of reporting requirements and financial covenants commencing January 2001, based on monthly net income or net loss projections and three-month rolling earnings before interest, taxes, depreciation and amoritzation ("EBITDA") projections. Because the financial covenants are based on monthly computations with look-back and look-forward provisions, the Company believes there is doubt that it will be able to remain in compliance with the debt covenants through October 1, 2001, and as a result, substantially all of the Company's debt would be callable. If the Company does not remain in compliance with the debt covenants, it would expect to negotiate with its bank group to have the covenants waived or to amend the loan agreement. At March 31, 2001, the Company requested and received from its bank group a waiver for the non-payment of certain accrued interest and of covenants related to net income or net loss projections and three-month rolling EBITDA projections. This waiver is effective until June 30, 2001. Deferred interest payments are waived until the earlier of ten days following receipt by the Company of the banks' written demand or September 30, 2001. At March 31, 2001, the Company had $1,297 available under the bank agreement.

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




                                    Page-9

                           PART II - OTHER INFORMATION

Item 1.  N/A
Item 2.  N/A
Item 3.  N/A
Item 4. Submission of Matters to a Vote of Security Holders

               At the Company's Annual Meeting of Shareholders held on March 6, 2001, the following proposals were adopted by the vote specified below:

         Election of Directors         For            Vote Withheld
         ---------------------         ---            --------------
         Janet B. Mathias              5,048,432         66,969
         William Rulon-Miller          5,048,432         66,969

        Ratification of PricewaterhouseCoopers as the independent auditors for the fiscal year ending September 30, 2001.

        Number of shares
        ----------------
        For             5,113,301
        Against             1,800
        Abstain               300

Item 5.  N/A
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             Amended and Restated Articles of Incorporation of the Company

             Amended and Restated Bylaws of the Company

             Specimen Certification of Common Stock of the Company

             Employment Agreement Addendum dated January 1, 2001 by and between
                Wayne A. Bromfield and The JPM Company

             Employment Agreement Addendum dated January 1, 2001 by and between
                James P. Mathias and The JPM Company

         (b) Reports on Form 8-K
                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE JPM COMPANY

                                   Registrant



Date:     May 21, 2001         By:/s/ John H. Mathias
          ------------         ----------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     May 21, 2001         By: /s/ Kevin J. Bratton
          ------------         ------------------------
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

Exhibit No.                          Exhibit
Description

3.1.*      Amended and Restated Articles of Incorporation of the Company

3.2.*      Amended and Restated Bylaws of the Company

4.1.*      Specimen Certification of Common Stock of the Company

99.1       Employment Agreement Addendum dated January 1, 2001 by and between
                Wayne A. Bromfield and The JPM Company

99.2       Employment Agreement Addendum dated January 1, 2001 by and between
                James P. Mathias and The JPM Company




* Filed as part of the Company's Registration Statement filed on Form S-1 on February 9, 1996 and declared effective April 30, 1996.