Form 10-Q
period 2001-06-30
JPM CO
filed 2001-08-20
CIK 1007581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended June 30, 2001
                  --------------------------------------------
                                       OR

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

At August 10, 2001, 7,400,286 shares of common stock, $.000067 par value, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited-in thousands, except per share amounts)

                                                             Three Months Ended                   Nine Months Ended
                                                          June 30          June 30             June 30          June 30
                                                           2001             2000                2001             2000

Net sales                                                   $ 26,470         $ 41,530           $ 103,957        $ 127,583
Cost of sales                                                 28,548           42,082             103,542          115,954
                                                       --------------   --------------      --------------   --------------
Gross profit (loss)                                           (2,078)            (552)                415           11,629
Selling, general and administrative expenses                   3,640            5,036              10,932           13,070
                                                       --------------   --------------      --------------   --------------
Operating loss                                                (5,718)          (5,588)            (10,517)          (1,441)
Other income expense
   Interest expense                                           (1,937)          (2,032)             (6,223)          (4,967)
   Other, net                                                   (407)            (307)             (3,519)            (297)
                                                       --------------   --------------      --------------   --------------
                                                              (2,344)          (2,339)             (9,742)          (5,264)
                                                       --------------   --------------      --------------   --------------
Loss before income taxes and minority interest                (8,062)          (7,927)            (20,259)          (6,705)
Provision for income taxes                                       118              239               1,265              804
                                                       --------------   --------------      --------------   --------------
Loss before minority interest                                 (8,180)          (8,166)            (21,524)          (7,509)
Minority interest                                                122              128                 926              241
                                                       --------------   --------------      --------------   --------------
Net income (loss)                                           $ (8,302)        $ (8,294)          $ (22,450)        $ (7,750)
                                                       ==============   ==============      ==============   ==============
Loss per common share                                        $ (1.12)         $ (1.12)            $ (3.03)         $ (1.05)
                                                       ==============   ==============      ==============   ==============

Weighted average number of shares of
   Common Stock outstanding (basic)                            7,400            7,375               7,400            7,369
Weighted average number of shares of
   Common Stock outstanding (diluted)                          7,400            7,375               7,400            7,369


The accompanying notes are an integral part of these statements.

                                     Page-2

THE JPM COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, except per share information)

                                                                                     June 30           September 30
                                                                                       2001               2000
                                                                                    (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                             $ 2,712         $ 1,838
   Accounts receivable (net of allowance of $1,399 and $1,448)                            13,820          25,373
   Inventories, net                                                                       23,282          37,052
   Other current assets                                                                    6,298           7,972
                                                                                  ---------------  --------------
      Total current assets                                                                46,112          72,235
Property, plant and equipment, net                                                        26,683          27,442
Excess of cost over fair value of net assets acquired and other tangible assets, net      26,732          27,794
Other assets                                                                               4,882           4,493
                                                                                  ---------------  --------------
                                                                                       $ 104,409       $ 131,964
                                                                                  ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                 $ 73,195         $ 1,931
   Notes payable                                                                             418           2,000
   Accounts payable                                                                       10,858          20,262
   Accrued expenses                                                                       10,615           7,938
   Income taxes payable                                                                      137               0
   Deferred income taxes                                                                   3,467           3,462
                                                                                  ---------------  --------------
      Total current liabilities                                                           98,690          35,593
Long-term debt                                                                             6,363          73,602
Deferred compensation liability                                                            1,589           1,687
Deferred income taxes                                                                      1,255           1,229
Minority interest                                                                            502           1,131
Other long term liabilities                                                                1,123               0
                                                                                  ---------------  --------------
                                                                                         109,522         113,242
                                                                                  ---------------  --------------

Commitments and contingencies                                                                  0               0
Shareholders' equity:
   Preferred Stock, no par value, 10,000 shares authorized, Class A, $31.43 stated
      value, no shares issued and outstanding                                                  0               0
   Common Stock, $.000067 par value, 40,000 shares authorized, 7,400 shares
      issued in 2001 and 7,400 shares issued in 2000                                           0               0
   Additional paid-in capital                                                             20,443          20,443
   Retained earnings                                                                     (22,361)             89
   Accumulated other comprehensive loss                                                   (3,195)         (1,810)
                                                                                  ---------------  --------------
      Total shareholders' equity                                                          (5,113)         18,722
                                                                                  ---------------  --------------
                                                                                       $ 104,409       $ 131,964
                                                                                  ===============  ==============




The accompanying notes are an integral part of these statements.

                                     Page-3


THE JPM COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited-in thousands)
                                                                                             Nine Months Ended
                                                                                           June 30,         June 30,
                                                                                             2001             2000

Cash flows from operating activities:
   Net loss                                                                                  $(22,450)      $(7,750)
   Adjustments to reconcile net income to net cash provided by (used in) operating income
      Provisions for losses on inventories and accounts receivable                              2,734         2,895
      Loss on market value of derivatives                                                       1,123             0
      Depreciation and amortization                                                             4,691         3,625
      Foreign currency translation (gain) loss                                                      0          (406)
      Loss (gain) on sale of property, plant and equipment                                       (208)            0
      Deferred taxes                                                                               25           209
      Minority interest                                                                           926           240
      Deferred compensation expense (income)                                                      (12)          218
      Change in assets and liabilities, net of effects from businesses acquired:
          (Increase) decrease in accounts receivable                                           11,227        (3,180)
          (Increase) decrease in inventories                                                   10,938       (11,990)
          (Increase) decrease in other assets                                                   1,093        (3,826)
          Increase (decrease) in accounts payable                                              (9,539)        3,389
          Increase (decrease) in accrued expense and other                                     (1,386)        4,568
          Increase  in income taxes payable                                                         5             0
                                                                                          ------------    ----------
      Net cash provided by (used in) operating activities                                        (833)      (12,008)
                                                                                          ------------    ----------

Cash flows from investing activities:
   Capital expenditures                                                                        (1,363)       (5,899)
   Proceeds from sale of property, plant and equipment                                          1,390         3,500
   Deferred compensation plan contributions                                                         0          (218)
                                                                                          ------------    ----------
      Net cash provided by (used in) investing activities                                          27        (2,617)
                                                                                          ------------    ----------

Cash flows from financing activities:
   Net borrowings under credit facilities                                                       2,444        16,285
   Principal payments on long-term debt                                                             0          (497)
   Proceeds from exercise of stock options                                                          0            18
                                                                                          ------------    ----------
      Net cash provided by financing activities                                                 2,444        15,806
                                                                                          ------------    ----------

Effect of changes in exchange rates on cash                                                    $ (764)         (290)
                                                                                          ------------    ----------

Increase (decrease) in cash and cash equivalent                                                 $ 874           891
Cash and cash equivalents at beginning of period                                                1,838           969
                                                                                          ------------    ----------
Cash and cash equivalents at end of period                                                    $ 2,712       $ 1,860
                                                                                          ============    ==========

The accompanying notes are an integral part of these statements.

                                     Page-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)

Basis of Presentation

     The consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations and cash flows for the nine month periods ending June 30, 2001 and June 30, 2000 have been prepared by the Company without audit. In the opinion of management, the financial statements include all of the adjustments necessary for fair presentation. All adjustments made were of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. A review of the Company's interim financial information included in the Form 10-Q filing has not been completed by the Company's independent accountants. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto for the fiscal year ended September 30, 2000, included in the Company's Form 10-K dated January 24, 2001.


Inventories

     Inventories are valued at the lower of cost or market as determined on the first-in, first-out basis. Cost includes raw materials, direct labor and manufacturing overhead. The Company generally provides reserves for inventory considered to be in excess of 12 months of usage or sale, as well as inventory in excess of forecasted future demand.

                                             June 30,   September 30,
                                              2001           2000
                                           ------------  ------------

Finished goods                               $  6,609    $  10,604
Work-in-process                                 2,056        4,323
Raw material and supplies                      21,993       26,718
Valuation reserves                             (7,376)      (4,593)
                                           ------------  ------------
                                             $ 23,282    $  37,052
                                           ============  ============


Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows:

                                                   June 30,       September 30,
                                                     2001             2000
                                                 -----------       ----------
Foreign currency translation adjustments           $ (3,195)         $(1,810)
                                                  ----------       ----------
Accumulated other comprehensive loss               $ (3,195)        $ (1,810)
                                                  ==========       ==========

     The components of accumulated other comprehensive loss of the Company for the three and nine month periods ended June 30, 2001 and 2000 are as follows:

                                                           Three Months Ended              Nine Months Ended
(in thousands)                                          June 30,         June 30,      June 30,         June 30,
                                                          2001             2000          2001             2000
Net loss                                                $ (8,302)      $ (8,294)       $(22,450)         $(7,750)
Other comprehensive income (loss):
    Foreign currency translation adjustments                 215         (1,086)         (1,385)            (917)
                                                        ---------      ---------       --------          -------
Other comprehensive income (loss)                            215         (1,086)         (1,385)            (917)
                                                        ---------      ---------       --------          -------

Comprehensive loss                                      $ (8,087)       $(9,380)       $(23,835)         $(8,667)
                                                        =========       ========       ========          =======

                                     Page-5

Earnings Per Share Information

     The difference between the basic average number of shares outstanding and the diluted average number of shares outstanding is due to the treasury stock method calculation of the impact of unexercised stock options granted under the Company's stock option plans.


Financing Arrangements

     The Company has a $74,400 bank revolving line of credit that expires on December 31, 2001. The interest rate on the line is the banks' prime lending rate plus 1.0%. The agreement requires mandatory principal payments and certain other principal payments should the Company sell certain assets or collect certain accounts receivable. The agreement includes a number of monthly reporting requirements and financial covenants commencing January 1, 2001 based on monthly net income or net loss projections and three-month rolling EBITDA projections. At March 31, 2001, the Company requested and received from its bank group a waiver for the non-payment of certain accrued interest and of covenants related to net income or net loss projections and three-month rolling EBITDA projections. Deferred interest payments are waived until the earlier of ten days following receipt by the Company of the banks' written demand or September 30, 2001. This waiver was effective until June 30, 2001.

     The Company was not in compliance with its loan agreement or waivers at June 30, 2001, and has not reached a written agreement with its bank group to obtain additional waivers or amend its loan agreement to bring the Company into compliance. Consequently, the Company is currently in default under its credit agreement and substantially all the Company's debt is callable at any time. This default, unless resolved, could lead to curtailment of the Company's business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors. The Company is currently negotiating with the bank group for an additional waiver or amendment to its loan agreement. At June 30, 2001, the Company had $1,537 available under the bank agreement. The Company is highly leveraged and as a result of this leverage and the existing line of credit default, access to additional funding sources is limited.


Recent Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company has adopted SFAS 133 effective October 1, 2000. There are no transactions that qualified for or have received hedge accounting. Accordingly, the Company has recorded a non-cash charge to income of $1,123 in the first nine months of fiscal 2001 related to the change in fair value of its interest rate swap agreements. In addition, if further reductions in interest rates occur the Company expects to record additional non-cash losses on the swaps.

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



                                     Page-6

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" (SFAS 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001, will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

Reclassification

     Certain  prior  year  balances  have  been   reclassified  for  comparative
purposes.

                                     Page-7

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following table presents, in thousands of dollars and as a percentage of sales, certain selected consolidated financial data for the quarters ended June 30, 2001 and 2000.

(in thousands of dollars)
                                                      June 30         June 30      Change in      June 30        June 30
                                                       2001            2000         Dollars        2001            2000
                                                 --------------  -------------- ------------ -------------- ---------------
Net sales                                             $ 26,470        $ 41,530      (15,060)     100.0%          100.0%
Cost of sales                                           28,548          42,082       13,534      107.9%          101.3%
                                                 --------------  -------------- ------------ -------------- ---------------
Gross loss                                              (2,078)           (552)      (1,526)      (7.9%)          (1.3%)
Selling, general and administrative expenses             3,640           5,036        1,396       13.8%           12.1%
                                                 --------------  -------------- ------------ -------------- ---------------
Loss from operations                                    (5,718)         (5,588)        (130)     (21.7%)         (13.5%)
Interest expense                                        (1,937)         (2,032)          95       (7.3%)          (4.9%)
Other expense                                             (407)           (307)        (100)      (1.5%)          (0.7%)
                                                 --------------  -------------- ------------ -------------- ---------------
Loss before taxes and minority interest                 (8,062)         (7,927)        (135)     (30.5%)         (19.1%)
                                                 ==============  ============== ============ ============== ===============


Results of Operations

     Net sales for the three months ended June 30, 2001 decreased by $15,060, or 36.3%, to $26,470 compared to the same period one year earlier. The decrease for the three month period was primarily the result of decreased sales to substantially all of the Company's customers particularly those in the telecommunications industry. Net sales for the nine months ended June 30, 2001, decreased by $23,626 or 18.5% to $103,957 as compared to the first nine months of fiscal 2000. The decrease in sales was attributable to reduced sales to customers in all markets..

     Gross profit for the three and nine months ended June 30, 2001, decreased $1,526 or 276.4%, and $11,214 or 96.4% respectively, when compared to the corresponding periods one year earlier. Gross profit as a percentage of net sales for the three and nine month periods decreased from (1.3%) to (7.9%) and from 9.1% to 0.4%, respectively, when compared to the same periods one year earlier. The decrease in gross profit as a percentage of sales was attributable to approximately $3.0 million of additional charges, sharply decreased sales in all markets and plant realignment.

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001, decreased by $1,396 or 27.7%, compared to the three months ended June 20, 2000. SG&A for the nine months ended June 30, 2001, decreased by $2,138 or 16.4%, compared to the same period in 2000. The decrease in SG&A is due primarily to reduced personnel expenses.

                                     Page-8

     Additional charges totalling $3.0 million pre-tax were recorded in the three months ended June 30, 2001. The charges included $2.2 million for inventory valuation adjustments related to changes in reserve estimates and other inventory adjustments, and $0.8 million for other valuation reserves and adjustments.

     Interest expense for the three months ended June 30, 2001, decreased by $95 or 4.7% compared to the corresponding period one year earlier. Interest expense for the nine months ended June 30, 2001, increased by $1,256 or 25.3% compared to the nine months ended June 30, 2000.

     In the three and nine month periods ended June 30, 2001, income tax expense of $118 and $1,265 was recorded on losses of $8,062 and $20,259, respectively, to reflect certain foreign and local taxes. Due to the Company's current net operating loss carry-forward position, the Company did not record future tax benefits that would normally be expected to result from current losses.

     Net loss for the three and nine month periods ended June 30, 2001 amounted to $8,302 and $22,450, respectively. The loss during the three month period was attributable to decreased revenue and gross profit. The loss during the nine month period was also the result of decreased revenue and gross profit, in addition to increased interest expense. This compares to net loss of $8,294 for the three month period and net loss of $7,750 for the nine month period one year earlier. Loss per share for the current three and nine month periods were ($1.12) and ($3.03), in comparison to loss per share of $(1.12) and $(1.05) for the three and nine month periods, respectively, one year earlier.

Liquidity and Capital Resources

     Operating activities during the first nine months of fiscal 2001 utilized cash in the amount of $833 compared to cash utilized of $12,008 during the same period last year. Working capital at June 30, 2001 was a net liability of $52,578 compared to a net asset of $36,642 at June 30, 2000. The decrease in working capital was due to the Company's bank line of credit being classified as a current liability due to its maturity date of December 31, 2001.

     The Company has a bank revolving line of credit for $74,400, that was amended on December 22, 2000 and January 23, 2001, and expires on December 31, 2001. The agreement includes an interest rate at the banks' prime lending rate plus 1.0%. The commitment fee on the unused portion of the line is 0.5%. The agreement requires mandatory principal payments of $50 per month for January through March 2001 and $150 per month for April through December 2001. The Company made the mandatory principal payments through July 2001 but did not make the August 2001 payment. In addition, there are certain other principal payments required should the Company sell certain assets or collect certain account receivables. As of August 16, 2001, the Company has not made any of these payments. The agreement includes a number of reporting requirements and financial covenants commencing January 2001, based on monthly net income or net loss projections and three-month rolling earnings before interest, taxes, depreciation and amortization ("EBITDA") projections. At March 31, 2001, the Company requested and received from its bank group a waiver for the non-payment of certain accrued interest and of covenants related to net income or net loss projections and three-month rolling EBITDA projections. Deferred interest payments are waived until the earlier of ten days following receipt by the Company of the banks' written demand or September 30, 2001. This waiver is effective until June 30, 2001.

     The Company was not in compliance with its loan agreement or waivers at June 30, 2001, and has not reached a written agreement with its bank group to obtain additional waivers or amend its loan agreement to bring the Company into compliance. Consequently, the Company is currently in default under its credit agreement and substantially all the Company's debt is callable at any time. This default, unless resolved, could lead to curtailment of the Company's business operations, sale of certain assets or the commencement of insolvency proceedings by its creditors. The Company is currently negotiating with the bank group for an additional waiver or amendment to its loan agreement. At June 30, 2001, the Company had $1,537 available under the bank agreement. The Company is highly leveraged and as a result of this leverage and the existing line of credit default, access to additional funding sources is limited.

     The Company cannot be certain that its cash flow from operations and funds available from its line of credit will be sufficient to satisfy working capital requirements and capital expenditure needs through October 1, 2001. The Company expects capital expenditures to be approximately $1,200 for the fiscal year ending September 30, 2001.

                                Page-9

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




                                    Page-10

                           PART II - OTHER INFORMATION

Item 1.  N/A
Item 2.  N/A
Item 3.
        (a) Material Default with Respect to Indebtedness

             As of June 30, 2001, the Company was in default of its loan agreement. Refer to discussion under the Financing Arrangements and the Liquidity and Capital Resources sections.

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



Date:     August 20, 2001      By:/s/ John H. Mathias
          ---------------      ----------------------
                                 John H. Mathias
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:     August 20, 2001      By: /s/ Kevin J. Bratton
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